Form 10QSB
period 1997-06-30
DAKOTA TELECOMMUNICATIONS GROUP DELAWARE INC
filed 1997-08-14
CIK 1034119

=============================================================================

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

                                    OR

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _________

                     Commission File Number: 333-22025

                   DAKOTA TELECOMMUNICATIONS GROUP, INC.
     (Exact Name of Small Business Issuer as Specified in its Charter)

           DELAWARE                                    APPLIED FOR
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

                                    and

                DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC.
     (Exact Name of Small Business Issuer as Specified in its Charter)

          SOUTH DAKOTA                                 46-0234208
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

          29705 453RD AVENUE                         (605) 263-3301
    IRENE, SOUTH DAKOTA 57037-0066            (Issuer's Telephone Number,
(Address of Principal Executive Offices)         Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                        Yes _____         No __X__

There were 100 shares of Dakota Telecommunications Group, Inc. Common Stock, without par value, outstanding as of June 30, 1997.

There were 5,199 shares of Dakota Cooperative Telecommunications, Inc. Common Stock, $5 par value, outstanding as of June 5, 1997.

Transitional Small Business Disclosure Format (check one):
                         Yes _____        No __X__

=============================================================================

                 DAKOTA TELECOMMUNICATIONS GROUP, INC. AND
                DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC.

                                   INDEX
-----------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION                                       PAGE NO.

 Introductory Explanation. . . . . . . . . . . . . . . . . . . . . .     3

 Item 1.   FINANCIAL STATEMENTS

    DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

            Consolidated Balance Sheet -
             June 30, 1997 (Unaudited) and December 31, 1996 . . . .     5

            Consolidated Statements of Operations -
             Three Months Ended June 30, 1997 (Unaudited) and
             1996 (Unaudited). . . . . . . . . . . . . . . . . . . .     6

            Consolidated Statements of Operations -
             Six Months Ended June 30, 1997 (Unaudited) and
             1996 (Unaudited). . . . . . . . . . . . . . . . . . . .     7

            Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1997 (Unaudited) and
             1996 (Unaudited). . . . . . . . . . . . . . . . . . . .     8

            Notes to Consolidated Financial Statements (Unaudited) .     9-12

    DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

            Unaudited PRO FORMA Consolidated Balance Sheet -
             June 30, 1997 . . . . . . . . . . . . . . . . . . . . .     13

            Unaudited PRO FORMA Condensed Consolidated Statement of
             Operations -  Three Months Ended June 30, 1997  . . . .     14

            Unaudited PRO FORMA Condensed Consolidated Statement of
             Operations - Six Months Ended June 30, 1997 . . . . . .     15

            Notes to the Unaudited PRO FORMA Condensed Consolidated
             Financial Statements. . . . . . . . . . . . . . . . . .     16

 Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     17

PART II.     OTHER INFORMATION

 Item 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .     24
 Item 2.   CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . .     24

 Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . .     24
 Item 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . .     25

SIGNATURES. . . . . .. . . . . . . . . . . . . . . . . . . . . . . .     29

                      PART I.   FINANCIAL INFORMATION

INTRODUCTORY EXPLANATION

         On February 19, 1997, Dakota Telecommunications Group (Delaware), Inc. (the "Company") and Dakota Cooperative Telecommunications, Inc. (the "Cooperative") filed a Registration Statement on Form S-4 (Registration Statement No. 333-22025) (the "Registration Statement") with respect to the proposed conversion of the Cooperative into a South Dakota business corporation (the "Conversion") and the proposed merger of the resulting South Dakota business corporation with and into the Company (the "Merger"). The description of the Conversion set forth under the heading "The Conversion" in the Registration Statement is here incorporated by reference. The description of the Merger set forth under the heading "The Merger" in the Registration Statement is here incorporated by reference.

         At a special meeting of the members of the Cooperative held on July 21, 1997, the members of the Cooperative voted to approve and adopt the amendment to the articles of incorporation of the Cooperative to effect the Conversion. The Conversion became effective on July 22, 1997. In the Conversion, (i) each share of common stock, $5 par value, of the Cooperative issued and outstanding immediately prior to the effective time of the Conversion became and was converted into the right to receive a validly issued, fully paid and nonassessable share of common stock of the South Dakota business corporation, (ii) each share of preferred stock, $100 par value, of the Cooperative ("Preferred Stock") issued and outstanding immediately prior to the effective time of the Conversion became and was converted into the right to receive 80.8216445 validly issued, fully paid and nonassessable shares of common stock of the South Dakota business corporation and (iii) each dollar credited on the books of the Cooperative to the capital account of each current and former member (a "Capital Credit") immediately prior to the effective time of the Conversion was retired in full and automatically became and was converted into the right to receive 0.2 of a validly issued, fully paid and nonassessable share of common stock of the South Dakota business corporation, all subject to payment in cash for fractional shares.

         Immediately following the special meeting of members of the Cooperative, a special meeting of the shareholders of the resulting South Dakota business corporation was held on July 21, 1997. At that meeting, the shareholders of the South Dakota business corporation voted to approve an Agreement and Plan of Merger pursuant to which the South Dakota business corporation would be merged with and into the Company. In the Merger, each right to receive a whole share of common stock of the South Dakota business corporation issuable in the Conversion automatically became and was converted into the right to receive one validly issued, fully paid and nonassessable share of the Company's common stock, without par value. The outstanding shares of common stock of the Company held by the South Dakota business corporation were canceled in the Merger. The Merger became effective on July 25, 1997. Pursuant to the Agreement and Plan of Merger, the Company's name was changed to "Dakota Telecommunications Group, Inc."

Item 1.  FINANCIAL STATEMENTS

         Presented below are the following financial statements of the Cooperative at June 30, 1997:

         A. Consolidated Balance Sheets - June 30, 1997 (Unaudited) and December 31, 1996.

         B. Consolidated Statements of Operations - Three Months Ended June 30, 1997 (Unaudited) and June 30, 1996 (Unaudited).

         C. Consolidated Statements of Operations - Six Months Ended June 30, 1997 (Unaudited) and June 30, 1996 (Unaudited).

         D. Consolidated Statements of Cash Flows - Six Months Ended June 30, 1997 (Unaudited) and June 30, 1996 (Unaudited).

         E.   Notes to Consolidated Financial Statements (Unaudited).

In addition to the Cooperative's financial statements, the following PRO FORMA financial statements of the Company are presented as if the Conversion and the Merger had occurred on January 1, 1996:

         A.   Unaudited PRO FORMA Consolidated Balance Sheet - June 30,
              1997.

         B. Unaudited PRO FORMA Condensed Consolidated Statement of Operations - Three Months Ended June 30, 1997.

         C. Unaudited PRO FORMA Condensed Consolidated Statement of Operations - Six Months Ended June 30, 1997.

         D. Notes to the Unaudited PRO FORMA Condensed Consolidated Financial Statements.

         As of June 30, 1997 the Company had not acquired any operations and had only $1,000 in cash assets and $1,000 in stated capital.
Therefore, no financial statements of the Company at June 30, 1997 are presented.

       DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
              JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
=============================================================================
                                  ASSETS
                                                         JUNE 30,           DECEMBER 31,
                                                           1997                 1996
                                                       ------------        -------------
CURRENT ASSETS:
     Cash and Cash Equivalents                         $  2,600,984        $   2,121,444
     Temporary Cash Investments                             499,000            1,249,000
     Accounts Receivable, Less Allowance for
      Uncollectibles of $113,000 and $88,000              1,396,871            1,784,895
     Deposits                                                    --              274,889
     Income Taxes Receivable                                100,802              248,500
     Materials and Supplies                               1,511,220              694,097
     Prepaid Expenses                                       255,218              168,078
                                                       ------------        -------------
      Total Current Assets                                6,364,095            6,540,903
                                                       ------------        -------------
INVESTMENTS AND OTHER ASSETS:
     Excess of Cost Over Net Assets Acquired              1,769,587            1,830,959
     Other Intangible Assets                                571,607              509,559
     Deposit                                                 61,905               61,905
     Other Investments                                      605,253               63,817
     Deferred Charges                                        92,705               56,628
                                                       ------------        -------------
      Total Investments and Other Assets                  3,101,057            2,522,868
                                                       ------------        -------------
PROPERTY, PLANT AND EQUIPMENT, NET                       18,121,786           14,441,104
                                                       ------------        -------------
TOTAL ASSETS                                           $ 27,586,938        $  23,504,875
                                                       ============        =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           1997                 1996
                                                       ------------        -------------
CURRENT LIABILITIES:
     Current Portion of Long-Term Debt                 $  1,730,000        $     697,700
     Accounts Payable                                       877,034              399,694
     Other Current Liabilities                              786,508              497,388
                                                       ------------        -------------
      Total Current Liabilities                           3,393,542            1,594,782
                                                       ------------        -------------


LONG-TERM DEBT                                           18,434,818           15,338,395
                                                       ------------        -------------
DEFERRED CREDITS                                            184,469              159,482
                                                       ------------        -------------
STOCKHOLDERS' EQUITY:
     Common Stock                                            26,135               26,185
     Preferred Stock                                      1,172,000            1,172,000
     Capital Credits                                      4,749,251            4,732,723
     Retained Earnings (Accumulated Deficit)               (373,277)             481,308
                                                       ------------        -------------
        Total Stockholders' Equity                        5,574,109            6,412,216
                                                       ------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 27,586,938        $  23,504,875
                                                       ============        =============


 The accompanying notes are an integral part of the financial statements.

       DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                (Unaudited)

=============================================================================
                                                     JUNE 30,            JUNE 30,
                                                      1997                 1996
                                                  ------------        -------------
REVENUES:
     Local Network                                $    308,591        $     239,120
     Network Access                                  1,024,618              679,090
     Long Distance Network                             797,084              464,016
     Cable Television Service                          391,218              263,545
     Other                                             341,191               68,771
                                                  ------------        -------------
      Total Operating Revenues                       2,862,702            1,714,542
                                                  ------------        -------------
COSTS AND EXPENSES:
     Plant Operations                                  836,051              351,709
     Depreciation and Amortization                     798,220              594,944
     Customer                                          241,449              141,682
     General and Administrative                      1,242,550              379,039
     Other Operating Expenses                          319,312              226,155
                                                  ------------        -------------
      Total Operating Expenses                       3,437,582            1,693,529
                                                  ------------        -------------
OPERATING INCOME (LOSS)                               (574,880)              21,013
                                                  ------------        -------------
OTHER INCOME (EXPENSES):
     Interest and Dividend Income                      103,913               82,018
     Interest Expense                                 (209,552)            (138,979)
                                                  ------------        -------------
      Net Other Income (Expenses)                     (105,639)             (56,961)
                                                  ------------        -------------
LOSS BEFORE INCOME TAXES                              (680,519)             (35,948)

INCOME TAX EXPENSE (BENEFIT)                           (23,597)               3,625
                                                  ------------        -------------
NET LOSS                                          $   (656,922)       $     (39,573)
                                                  ============        =============



 The accompanying notes are an integral part of the financial statements.

       DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                (Unaudited)

=============================================================================
                                                      1997                1996
                                                  ------------        -------------
REVENUES:
     Local Network                                $    615,502        $     460,625
     Network Access                                  1,907,168            1,368,176
     Long Distance Network                           1,569,376              949,190
     Cable Television Service                          780,520              477,159
     Other                                             742,115              107,416
                                                  ------------        -------------
      Total Operating Revenues                       5,614,681            3,362,566
                                                  ------------        -------------
COSTS AND EXPENSES:
     Plant Operations                                1,653,873              728,961
     Depreciation and Amortization                   1,559,645            1,152,836
     Customer                                          449,298              192,741
     General and Administrative                      1,960,731              766,876
     Other Operating Expenses                          649,111              419,528
                                                  ------------        -------------
      Total Operating Expenses                       6,272,658            3,260,942
                                                  ------------        -------------
OPERATING INCOME (LOSS)                               (657,977)             101,624
                                                  ------------        -------------
OTHER INCOME AND (EXPENSES):
     Interest and Dividend Income                      151,985              150,284
     Interest Expense                                 (408,689)            (282,297)
                                                  ------------        -------------
      Net Other Income and Expenses                   (256,704)            (132,013)
                                                  ------------        -------------
LOSS BEFORE INCOME TAXES                              (914,681)             (30,389)

INCOME TAX EXPENSE (BENEFIT)                           (60,096)               9,125
                                                  ------------        -------------
NET LOSS                                          $   (854,585)       $     (39,514)
                                                  ============        =============




 The accompanying notes are an integral part of the financial statements.

       DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                (Unaudited)
=============================================================================
                                                               JUNE 30,          JUNE 30,
                                                                 1997              1996
                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                $  (854,585)      $   (39,514)
     Adjustments to Reconcile Net Loss to Net
      Cash Provided By Operating Activities:
        Depreciation and Amortization                          1,559,645         1,152,836
        Receivables                                              388,024           374,952
        Income Taxes Receivable                                  147,698                --
        Other Current Assets                                     (87,140)          (54,195)
        Accounts Payable                                         477,340            18,922
        Accrued Income Taxes                                          --          (260,655)
        Other Current Liabilities                                131,900           229,180
        Deferred Credits                                          24,987            33,016
                                                             -----------       -----------
          Net Cash Provided By Operating Activities            1,787,869         1,454,542
                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Property, Plant and Equipment, Net           (5,159,245)       (3,611,154)
     Materials and Supplies                                     (817,123)         (424,442)
     Purchase of Other Investments                              (541,436)               --
     Decrease (Increase) in Temporary Cash Investments           750,000          (749,000)
     Decrease in Deposits                                        274,889                --
     Purchase of Other Intangible Assets                         (81,759)         (541,299)
     Increase in Deferred Charges                                (36,077)         (110,127)
                                                             -----------       -----------
      Net Cash Used In Investing Activities                   (5,610,751)       (5,436,022)
                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Long-Term Debt                  2,500,000         3,623,270
     Principal Payments of Long-Term Debt                       (442,256)         (786,424)
     Construction Contracts Payable                            2,228,199          (282,787)
     Retirement of Patronage Capital                              (5,519)           (9,079)
     Other                                                        21,998               146
                                                             -----------       -----------
      Net Cash Provided by Financing Activities                4,302,422         2,545,126
                                                             -----------       -----------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                            479,540        (1,436,354)


CASH AND CASH EQUIVALENTS at Beginning of Period               2,121,444         6,322,884
                                                             -----------       -----------
CASH AND CASH EQUIVALENTS at End of Year                     $ 2,600,984       $ 4,886,530
                                                             ===========       ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
      Interest Expense                                       $   405,312       $   325,229
      Income Taxes                                                18,000           272,500







































 The accompanying notes are an integral part of the financial statements.

       DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheets as of June 30, 1997 and December 31, 1996, statements of operations for the three- and six-month periods ended June 30, 1997 and 1996 and the statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by the Cooperative without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

The Consolidated Financial Statements have been prepared in accordance with the requirements of Item 310(b) of Regulation S-B and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and accompanying notes for the years ended December 31, 1996 and 1995. The results of operations for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1997.


NOTE 2 - ACQUISITIONS

In the first quarter of 1996, Dakota Telecom, Inc. purchased ten cable service areas in two separate purchase transactions and one asset exchange transaction. In the second quarter of 1996, Dakota Telecom, Inc. purchased an additional nine cable service areas. Operations of the nineteen cable service areas purchased are included in the consolidated statements of operations for the three months ended June 30, 1996 and the six months ended June 30, 1996 subsequent to their purchase. Operations of the nineteen cable service areas are included in the consolidated statements of operations for the three months ended June 30, 1997 and the six months ended June 30, 1997.

In December 1996, the Company acquired I-Way Partners, Inc. and TCIC Communications, Inc. in exchange for 1,172 shares of preferred stock valued
at $1,172,000.   Operations of the companies acquired are included in the
consolidated statements of operations for the three months ended June 30, 1997 and the six months ended June 30, 1997.

NOTE 3 - LONG-TERM DEBT

Long-term debt is as follows:

                                                            6/30/97          12/31/96
                                                         ------------     -------------
       Rural Utilities Service ("RUS") mortgage notes:
         2% payable in quarterly installments            $  2,468,512     $   2,595,175
         5% payable in monthly installments                10,599,768        10,756,343
                                                         ------------     -------------
                                                           13,068,280        13,351,518
       Rural Telephone Finance Cooperative ("RTFC")
         Mortgage Note, matures 2006, variable
         interest rate (6.65% at June 30, 1997)             1,472,603         1,537,537

       Norwest Bank South Dakota, N.A. matures
         May 1998, variable interest rate (prime plus
         one percent, 9.5% at June 30, 1997)
         payable upon maturity                                330,000           330,000

       Norwest Bank South Dakota, N.A. matures
         May 1998, variable interest rate (prime plus
         one percent, 9.5% at June 30, 1997)
         payable upon maturity                                650,469           650,469

       Unsecured Note to a Preferred Shareholder,
         matures May 1998, variable interest rate
         (prime plus one percent, 9.5% at
         December 31, 1996), payable upon maturity             45,000            45,000

       RTFC variable rate (7.25% at June 30, 1997)
       Lines of Credit:
         $1,500,000 Limit Maturing May 2002                 1,500,000                 -
         $7,000,000 Limit Maturing September 1997           1,000,000                 -

       Other                                                        -             4,661
       Construction Contracts Payable                       2,098,466           116,910
                                                         ------------     -------------
                                                           20,164,818        16,036,095
       Amount Due Within One Year                          (1,730,000)         (697,700)
                                                         ------------     -------------
         Total Long-Term Debt                            $ 18,434,818     $  15,338,395
                                                         ============     =============

Substantially all telephone company assets are pledged as security for the RUS mortgage notes. The RUS mortgage notes mature in 20 to 25 years at various dates ranging from 1997 to 2021. No principal payments on the RUS notes are required for the first two to three years after issuance. The
RTFC loan is collateralized by the cable plant located in ten cities in southeastern South Dakota. The $330,000 Norwest Bank loan is secured by the assets of Iway, Inc. and is guaranteed by the former shareholders of I-Way Partners, Inc.; the $650,469 Norwest Bank loan is secured by the assets of two of the former shareholders of TCIC Communications, Inc. and their personal guarantees. The former shareholders of I-Way Partners, Inc. and TCIC Communications, Inc. are preferred shareholders of the Cooperative.

Approximate annual principal payments on the existing debt for the next five years are: 1998 - $1,730,000; 1999 - $890,000; 2000 - $910,000; 2001
- $925,000; and 2002 - $940,000.

Unadvanced loan funds of $3,983,175 are available to the Cooperative on loan commitments from the RUS. Loan proceeds will be used to refinance current construction and to finance future construction.

The Cooperative received loan commitments of $14,737,000 and $13,684,000 from the RTFC for the purposes of refinancing its RUS debt and RTFC lines of credit and to finance plant construction. The loans will be payable quarterly, with full payment due in fifteen years. Subsequent to June 30, 1997, the Cooperative received $3,000,000 on the construction loan and has retired its entire RUS debt with loan proceeds from the RTFC. The Cooperative is required to maintain a debt service coverage of not less than 1.25 and a times interest earned ratio of not less than 1.50, based on the averages of the two highest ratios during the most recent fiscal years. The Cooperative is restricted from incurring any additional unsecured debt in excess of five percent of total assets from any other lender and from declaring or paying any dividend or purchasing or redeeming any capital stock in excess of 25 percent of the prior fiscal year-end cash margins without written approval of the lender.


NOTE 4 - REORGANIZATION COSTS

Included in general and administrative expenses for the three months and six months ended June 30, 1997 is $494,487 of costs related to the reorganizing of the Cooperative as explained in Note 5. Included in Network Access is $130,000 of revenue that the Cooperative expects to recover through its cost separation studies filed with the National Exchange Carriers Association for the reorganization costs.

NOTE 5 - SUBSEQUENT EVENT

A special meeting of the members of the Cooperative was held on July 21, 1997 for the purposes of voting on an amendment to the Cooperative's articles of incorporation which would result in a conversion of the Cooperative from a cooperative to a South Dakota business corporation.
Also on July 21, 1997, a special meeting of the shareholders of the South Dakota business corporation was held for the purpose of voting on an Agreement and Plan of Merger that provided for the subsequent merger of the South Dakokta business corporation with and into the Company. The conversion of equity in the Cooperative to equity in the South Dakota business corporation and then into equity in the Company will be at the rate of one share of common stock for each share of the Cooperative's common stock, 80.8216445 shares of common stock for each share of preferred stock and 0.2 of a share of common stock for each dollar of capital credits. The proposals were approved by the members and shareholders, respectively.

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                               JUNE 30, 1997
=============================================================================================
                                  ASSETS
                                                                  PRO FORMA
                                                   HISTORICAL     ADJUSTMENT      PRO FORMA
                                                  ------------    ----------    -------------
CURRENT ASSETS:
      Cash and Cash Equivalents                   $  2,600,984    $       --    $   2,600,984
      Temporary Cash Investments                       499,000                        499,000
      Accounts Receivable, Less Allowance for
         Uncollectibles of $113,000                  1,396,871                      1,396,871
      Income Taxes Receivable                          100,802                        100,802
      Materials and Supplies                         1,511,220                      1,511,220
      Prepaid Expenses                                 255,218            --          255,218
                                                  ------------    ----------    -------------
         Total Current Assets                        6,364,095            --        6,364,095
                                                  ------------    ----------    -------------
INVESTMENTS AND OTHER ASSETS:
      Excess of Cost Over Net Assets Acquired        1,769,587                      1,769,587
      Other Intangible Assets                          571,607                        571,607
      Deposit                                           61,905                         61,905
      Other Investments                                605,253                        605,253
      Deferred Charges                                  92,705            --           92,705
                                                  ------------    ----------    -------------
        Total Investments and Other Assets           3,101,057            --        3,101,057
                                                  ------------    ----------    -------------

PROPERTY, PLANT AND EQUIPMENT, NET                  18,121,786            --       18,121,786
                                                  ------------    ----------    -------------
TOTAL ASSETS                                      $ 27,586,938    $       --    $  27,586,938
                                                  ============    ==========    =============

          LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                  PRO FORMA
                                                   HISTORICAL     ADJUSTMENT      PRO FORMA
                                                  ------------    ----------    -------------
CURRENT LIABILITIES:
      Current Portion of Long-Term Debt           $  1,730,000    $       --    $   1,730,000
      Accounts Payable                                 877,034                        877,034
      Other Current Liabilities                        786,508            --          786,508
                                                  ------------    ----------    -------------
         Total Current Liabilities                   3,393,542            --        3,393,542
                                                  ------------    ----------    -------------


LONG-TERM DEBT                                      18,434,818            --       18,434,818
                                                  ------------    ----------    -------------
DEFERRED CREDITS                                       184,469            --          184,469
                                                  ------------    ----------    -------------
STOCKHOLDERS' EQUITY:
      Common Stock, No Par Value                                   5,947,386        5,947,386
      Common Stock                                      26,135       (26,135)
      Preferred Stock                                1,172,000    (1,172,000)
      Capital Credits                                4,749,251    (4,749,251)
      Accumulated Deficit                             (373,277)           --         (373,277)
                                                  ------------    ----------    -------------
         Total Stockholders' Equity                  5,574,109            --        5,574,109
                                                  ------------    ----------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 27,586,938    $       --    $  27,586,938
                                                  ============    ==========    =============






























  The accompanying notes are an integral part of the unaudited PRO FORMA condensed consolidated financial statements.

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                          STATEMENT OF OPERATIONS
                     THREE MONTHS ENDED JUNE 30, 1997
================================================================================
                                                    PRO FORMA
                                     HISTORICAL     ADJUSTMENT       PRO FORMA
                                   ------------     ----------     -------------
REVENUES                           $  2,862,702     $       --     $   2,862,702
                                   ------------     ----------     -------------
COSTS AND EXPENSES                    3,437,582             --         3,437,582
                                   ------------     ----------     -------------
OPERATING LOSS                         (574,880)            --          (574,880)
                                   ------------     ----------     -------------
OTHER INCOME (EXPENSES):
 Interest and Dividend Income           103,913                          103,913
 Interest Expense                      (209,552)            --          (209,552)
                                   ------------     ----------     -------------
   Net Other Income (Expenses)         (105,639)            --          (105,639)
                                   ------------     ----------     -------------
LOSS BEFORE INCOME TAXES               (680,519)            --          (680,519)

INCOME TAX BENEFIT                      (23,597)            --           (23,597)
                                   ------------     ----------     -------------
NET LOSS                           $   (656,922)            --     $    (656,922)
                                   ============     ==========     =============
LOSS PER SHARE                                                     $       (0.63)
                                                                   =============















  The accompanying notes are an integral part of the unaudited PRO FORMA condensed consolidated financial statements.

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                          STATEMENT OF OPERATIONS
                      SIX MONTHS ENDED JUNE 30, 1997

================================================================================
                                                    PRO FORMA
                                     HISTORICAL     ADJUSTMENT       PRO FORMA
                                   ------------     ----------     -------------

REVENUES                           $  5,614,681     $       --     $   5,614,681
                                   ------------     ----------     -------------
COSTS AND EXPENSES                    6,272,658             --         6,272,658
                                   ------------     ----------     -------------
OPERATING LOSS                         (657,977)            --         (657,977)
                                   ------------     ----------     -------------
OTHER INCOME (EXPENSES):
 Interest and Dividend Income           151,985                          151,985
 Interest Expense                      (408,689)            --          (408,689)
                                   ------------     ----------     -------------
   Net Other Income (Expenses)         (256,704)            --          (256,704)
                                   ------------     ----------     -------------
LOSS BEFORE INCOME TAXES                914,681             --           914,681

INCOME TAX BENEFIT                      (60,096)            --           (60,096)
                                   ------------     ----------     -------------
NET LOSS                           $    854,585             --     $     854,585
                                   ============     ==========     =============
LOSS PER SHARE                                                     $       (0.81)
                                                                   =============













 The accompanying notes are an integral part of the unaudited PRO FORMA condensed consolidated financial statements.

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

          NOTES TO THE UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS


NOTE 1 - UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited PRO FORMA condensed consolidated balance sheet as of June 30, 1997 and the unaudited PRO FORMA condensed consolidated statements of operations for the three months ended June 30, 1997 and the six months ended June 30, 1997 give effect to the Conversion of the Cooperative from a cooperative to a South Dakota business corporation and the subsequent merger of the South Dakota business corporation with and into the Company. The PRO FORMA information is based on the historical financial statements of the Cooperative, giving effect to the Conversion and the Merger. The PRO FORMA financial information gives effect to the Conversion and the Merger as if the Conversion and the Merger occurred on June 30, 1997.

The PRO FORMA financial statements may not be indicative of the results that actually would have occurred if the Conversion and the Merger had been in effect on the dates indicated or which may be attained in the future. The PRO FORMA financial statements should be read in conjunction with the financial statements of the Cooperative for the years ended December 31, 1996 and 1995.


NOTE 2 - SUBSEQUENT EVENT

A special meeting of the members of the Cooperative was held on July 21, 1997 for the purposes of voting on an amendment to the Cooperative's articles of incorporation which would result in a conversion of the Cooperative from a cooperative to a South Dakota business corporation.
Also on July 21, 1997, a special meeting of the shareholders of the South Dakota business corporation was held for the purpose of voting on an Agreement and Plan of Merger that provided for the subsequent merger of the South Dakota business corporation with and into the Company. The conversion of equity in the Cooperative to equity in the South Dakota business corporation and then into equity in the Company will be at the rate of one share of common stock for each share of the Cooperative's common stock,
80.8216445 shares of common stock for each share of preferred stock and 0.2 of a share of common stock for each dollar of capital credits. The proposals were approved by the members and shareholders, respectively.


NOTE 3 - LOSS PER SHARE INFORMATION

         The PRO FORMA per share loss was computed by dividing the PRO FORMA net loss by the PRO FORMA number of shares of common stock outstanding (1,049,800 shares).

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion is provided by management as its analysis of the Cooperative's financial condition and results of operations through June 30, 1997. No information is provided concerning the Company because it did not commence operations until July 25, 1997 and had only $1,000 in cash assets and stated capital as of June 30, 1997.

         This analysis should be read in conjunction with the separate consolidated financial statements of the Cooperative and the notes thereto and the PRO FORMA financial information and notes thereto included above in
Item 1 of Part I of this Quarterly Report on Form 10-QSB. In this discussion and analysis, the Cooperative and the resulting company after the Conversion and the Merger are referred to as the "Company."

         Certain information discussed below may constitute or include forward-looking statements, such as information relating to the Company's ongoing 1997 development plans, the effects of its June 1997 refinancing of its long-term debt and statements regarding the Company's anticipated net losses for 1997, 1998 and 1999. Such forward-looking information involves important known and unknown risks and uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.
These risks and uncertainties include, but are not limited to, uncertainties related to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and software, technological developments and change in the competitive environment in which the Company operates. Readers are cautioned not to place undue reliance on the forward-looking statements made below, which speak only as of the date hereof.

OVERVIEW

         The Company is a diversified telecommunications services company. The Company, either directly or through wholly owned subsidiaries, provides local telephone and network access services, long distance telephone services, operator assisted calling services, telecommunications equipment sales and leasing services, cable television services and Internet access and related services in South Dakota and the surrounding states.

         In 1996 the Company began a major reorganization and expansion program. This program includes the redesign and rebuilding of the Company's switching center and telecommunications network, a project which is now in process and expected to conclude by the end of 1997, as well as expansion of the Company's operations through selected acquisitions.
During 1996, the Company purchased the assets of nineteen cable television systems from three companies that provided cable services to various communities in addition to the assets purchased by the Company. In December 1996, the Company, through a wholly owned subsidiary, merged with TCIC Communications, Inc. ("TCIC"), a South Dakota-based provider of long distance and operator services. Also in December 1996, in a similar transaction, the Company merged with I-way Partners, Inc. ("Iway"), one of South Dakota's largest Internet service providers. Both TCIC and Iway continue to operate as wholly owned subsidiaries of the Company. The Company currently anticipates that additional acquisitions will form a part of its continuing expansion plans, though no final agreements have been concluded at this time.

         As part of its reorganization plans, the Company also changed its form of conducting business from a South Dakota cooperative into a public Delaware business corporation. On February 19, 1997, the Company filed a Registration Statement on Form S-4 (Registration Statement No. 333-22025) with respect to the proposed conversion of the Company from a cooperative into a South Dakota business corporation (the "Conversion") and the proposed merger of the resulting South Dakota business corporation with and into a wholly owned Delaware subsidiary of the Cooperative (the "Merger"). At a special meeting of the members of the Cooperative on July 21, 1997, the Conversion was approved. The Conversion became effective on July 22, 1997 with the filing of the Amended Articles of Incorporation approved by the members at the July 21, 1997 meeting. Immediately following the special meeting of the Cooperative members, a special meeting of the shareholders of the resulting South Dakota business corporation was held on July 21, 1997. At that meeting, the shareholders voted to approve an Agreement and Plan of Merger pursuant to which the South Dakota business corporation would be merged with and into the Company. The Merger became effective on July 25, 1997. As a result, the Company now operates as a public Delaware corporation.

         The Company's reorganization and expansion plans have had, and will continue to have, significant impacts on the Company's financial condition and results of operations. As part of its network rebuilding project, in 1995 the Company reassessed the remaining useful life of its old facilities. In 1996, the Company incurred approximately $5.8 million in new capital expenditures and in 1997 anticipates spending an additional $15 million for its network construction program. These changes will combine to result in substantially higher depreciation expense with a corresponding reduction in the Company's net income. In addition, to implement its growth plans, in 1996 the Company completed the acquisitions described above and increased its employee base from 34 employees at December 31, 1995, to 76 employees at December 31, 1996 and to 102 employees at June 30, 1997, resulting in additional increases in amortization expense and employee-related operating expenses. While the Company anticipates that its revenue base will continue to grow in 1997 through 1999 as it completes its new facilities and markets new services, the resultant higher expense levels from a combination of higher depreciation, amortization and interest expense, as well as additional employee expenses, will likely cause the Company to recognize and report net after-tax losses in those years.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

JUNE 30, 1997 COMPARED TO DECEMBER 31, 1996

         Cash and cash equivalents increased from $2,121,444 at December
31, 1996 to $2,600,984 at June 30, 1997, an increase of $479,540, primarily as a result of the reclassification of temporary cash investments which reached current maturity status. Temporary cash investments declined by $750,000 from $1,249,000 to $499,000 during the same period. Of this difference $500,000 is due to the reclassification of a U.S. treasury bill as a marketable debt security, reported in the other investments section of the balance sheet at June 30, 1997. The remaining $250,000 was reclassified as cash and cash equivalents.

         Accounts receivable declined from $1,784,895 at December 31, 1996 to $1,396,871 at June 30, 1997 due to the adoption by the Company of more stringent collections policies, especially in its cable television operations. Materials and supplies increased from $694,097 at December 31, 1996 to $1,511,220 at June 30, 1997, an increase of $817,000 which was primarily attributable to the purchase of materials for use in the completion of the Company's 1997 network construction project.

         Accounts payable increased from $399,694 at December 31, 1996 to $877,034 at June 30, 1997, an increase of $477,340, or approximately 119%. Approximately $285,000 of this increase was due to the accrual of one-time, nonrecurring unbilled legal and accounting fees associated with the Company's reorganization. The balance of the increase is primarily due to additional accounts payable from the TCIC and Iway operations.

         The Company's total capital structure, consisting of stockholders' equity and long-term debt, was $25,738,927 at June 30, 1997 compared to $22,448,311 at December 31, 1996. The increase in total capital structure at June 30, 1997 of $3,290,616 was composed primarily of additional outstanding long-term debt of $4,128,723 used to finance the Company's network rebuilding program less accumulated net losses from the Company's operations from January 1, 1997 through June 30, 1997 (see the discussion of Results of Operations below).

         The Company believes that it has adequate internal financial resources to finance its ongoing day-to-day operating requirements. Operating cash flow for the six-month period ended June 30, 1997, consisting of the Company's net loss of $854,585 plus its noncash depreciation and amortization expenses of $1,559,645 and net of all of the Company's operating expenses, totaled $705,060 for the period. Adjusted for the one time, nonrecurring reorganization expenses of $364,487 associated with the Conversion and Merger (see Note 4 to the Consolidated

Financial Statements), operating cash flow for the period totaled
$1,069,547, approximately equal to the $1,113,322 in operating cash flow for the comparable period of 1996 (the net loss of $39,514 plus depreciation and amortization expense of $1,152,836). See the discussion of Results of Operations, below, for additional information.

         While the Company believes it has adequate financial resources to fund its day-to-day operations, it must rely on the availability of additional long-term debt to finance its capital expenditures program. At June 30, 1997, the Company's long-term debt consisted of approximately $13 million under a series of loans from the Rural Utilities Service (the "RUS," formerly known as the Rural Electrification Association), approximately $4 million from the Rural Telephone Finance Cooperative (the "RTFC"), approximately $2.1 million due to various contractors in connection with the Company's construction projects, and $1 million in long-term financing associated with the acquisitions of TCIC and Iway (See
Note 3 to the Company's Consolidated Financial Statements). On June 24, 1997, the Company entered into a long-term loan arrangement with the RTFC in the aggregate amount of $28,421,000. Of this amount, $13,092,089.25 was used to refinance the outstanding RUS loans on July 15, 1997. The remaining amounts are allocated to refinancing the $1 million in acquisition debt from the TCIC and Iway acquisitions and to cover the Company's 1997 capital expenditures program. Approximately $3 million of the Company's $5.1 million of capital expenditures through June 30, 1997 were financed by the RTFC. The balance represents amounts due contractors for the project. As of June 30, 1997, the Company's construction projects were on schedule and approximately 5 percent under budget. Accordingly, the Company currently believes that the balance of the RTFC loan facility will be adequate to cover all of its remaining 1997 capital expenditures. The Company further expects that the RFTC and other long-term financing sources will continue to be available to fund future development and expansion.

         The refinancing of the RUS loans will result in an increase in the Company's future interest expenses relating to the refinanced amounts. The weighted average interest rate on the RUS loans at June 30, 1997 was approximately 4.4 percent. Interest rates under the new RTFC financing used to retire the RUS loans currently vary from approximately 6.5 percent to 8.5 percent and will continue to vary in the future depending on interest rate shifts during the quarterly loan periods and whether the Company elects to continue with the variable rate currently being charged or decides to fix the rate for the remaining 15 year term of the agreement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1997

         Revenues increased from $1,714,542 during the second quarter of 1996 to $2,862,702 in the second quarter of 1997, an increase of

$1,148,160, or approximately 67 percent. Approximately $285,000 of this increase reflects the impact of rate increases in the Company's telephone operations put into effect during 1996, and $130,000 of the increase relates to a one-time, noncurring adjustment to access revenues resulting from the reorganization costs incurred by the Company. See Note 4 to the Consolidated Financial Statements. The remaining increase reflects additional revenues from the nineteen new cable systems purchased by the Company during 1996 and additional revenues of $348,000 and $255,000 from the TCIC and Iway operations, respectively.

         Plant operations expense increased from $351,709 during the second quarter of 1996 to $836,051 in the same period of 1997, an increase of $484,342, or approximately 138 percent. Approximately $228,000 and $83,000 of this increase were due to the additional costs and expenses from the operations of TCIC and Iway, respectively. The remaining increase is primarily due to increased operating costs associated with the 19 additional cable systems purchased by the Company during 1996.

         Depreciation and amortization expense increased from $594,944 in the second quarter of 1996 to $798,220 in the same period of 1997, an increase of $203,276 or approximately 34 percent. Approximately $31,000 of this increase was due to the amortization of the excess of cost over net assets acquired in the acquisitions of TCIC and Iway. An additional
$24,266 of this increase is due to the depreciation of assets used in the TCIC and Iway operations. The balance of this increase is due primarily to the depreciation of additional assets used to operate the nineteen additional cable systems acquired in 1996 and installed by the Company during 1996 and the first half of 1997 as part of its network construction program.

         Other costs and expenses, including customer, general and administrative and other operating expenses increased from $746,876 during the second quarter of 1996 to $1,803,311 in 1997, an increase of $1,056,435 or approximately 141 percent. Approximately one-half, or $494,487, of this increase is due to the inclusion on one-time, nonrecurring charges associated with the Conversion and Merger of the Company described above. These reorganization expenses do not arise from and are not representative of the Company's ongoing business expenses. See Note 4 to the Company's Consolidated Financial Statements. Approximately $195,000 and $133,000 of this increase are due to the additional costs and expenses from the operations of TCIC and Iway, respectively. The remaining increase is primarily due to increased employee costs in the Company's telephone and cable television operations.

         Interest expense increased from $138,979 for the second quarter of 1996 to $209,552 during the second quarter of 1997, an increase of $70,573, or approximately 51 percent. Approximately $23,885 of this increase was attributable to the long-term debt assumed by the Company in its acquisitions of TCIC and Iway in December 1996. The balance of this increase is due to the increase in long-term debt incurred by the Company in 1996 to acquire nineteen additional cable television stations and to fund its 1996 and 1997 capital expenditures.

         Operating cash flow, consisting of the Company's net income or loss plus noncash depreciation and amortization expenses, decreased slightly from $555,371 for the second quarter of 1996 to $505,785 for the same period of 1997, after adjustment for the one-time, nonrecurring reorganization expenses associated with the Conversion and Merger in 1997. EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) also slightly decreased from $697,975 for the second quarter of 1996 to $691,740 for the same period in 1997.


SIX MONTHS ENDED JUNE 30, 1996 AND 1997

         Revenues increased from $3,362,566 during the first six months of 1996 to $5,614,681 in the first six months of 1997, an increase of $2,252,115, or approximately 67 percent. Approximately $564,000 of this increase reflects the impact of rate increases in the Company's telephone operations put into effect during 1996, and $130,000 of the increase relates to a one-time, nonrecurring adjustment to access revenues resulting from the reorganization costs incurred by the Company. See Note 4 to the Consolidated Financial Statements. The remaining increase reflects additional revenues from the nineteen new cable systems purchased by the Company during 1996, and additional revenues of $660,916 and $475,144 from the TCIC and Iway operations, respectively.

         Plant operations expense increased from $728,961 during the first six months of 1996 to $1,653,873 in the first six months of 1997, an increase of $924,912, or approximately 127 percent. Approximately $461,000 and $167,000 of this increase was due to the additional costs and expenses from the operations of TCIC and Iway, respectively. The remaining increase is primarily due to increased operating costs associated with the 19 additional cable systems purchased by the Company during 1996.

         Depreciation and amortization expense increased from $1,152,836 in the first six months of 1996 to $1,559,645 during the first six months of 1997, an increase of $406,809 or approximately 35 percent.
Approximately $62,000 of this increase was due to the amortization of the excess of cost over net assets acquired in the acquisitions of TCIC and Iway. An additional $43,790 of this increase is due to the depreciation of assets used in the TCIC and Iway operations. The balance of this increase is due primarily to the deprecation of additional assets used to operate the nineteen additional cable systems acquired in 1996 and installed by the Company during 1996 and the first half of 1997 as part of its network construction program.

         Other costs and expenses, including customer, general and administrative and other operating expenses increased from $1,379,142 during the first six months of 1996 to $3,059,140 in the first six months of 1997, an increase of $1,679,995 or approximately 122 percent. Of this increase, $494,487 is due to the inclusion of one-time, nonrecurring charges associated with the Conversion and Merger of the Company described above. These reorganization expenses do not arise from and are not representative of the Company's ongoing business expenses. See Note 4 to the Company's Consolidated Financial Statements. Approximately $327,000 and $235,000 of this increase are due to the additional costs and expenses from the operations of TCIC and Iway, respectively. The remaining increase is primarily due to increased employee costs in the Company's telephone and cable television operations.

         Interest expense increased from $282,297 for the first six months of 1996 to $408,689 during the first six months of 1997, an increase of $126,392, or approximately 45 percent. Approximately $46,500 of this increase was attributable to the long-term debt assumed by the Company in its acquisitions of TCIC and Iway in December 1996. The balance of this increase is due to the increase in long-term debt incurred by the Company in 1996 to acquire nineteen additional cable television stations and to fund its 1996 and 1997 capital expenditures.

         While the Company's net loss is an important measure of its results of operations, because of the additional costs associated with growing and acquiring additional operations as well as the increased depreciation expenses associated with the change in the useful life of facilities being replaced by the Company in 1996 and 1997, the Company believes that it is also important to measure its revenues and earning capacity in evaluating the results of its expansion plans. The increase in revenues described above is one such measure. The Company also believes that it is important to focus on revenue growth while maintaining its operating cash flow and EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) for the relevant periods.

         Operating cash flow, consisting of the Company's net loss plus noncash depreciation and amortization expenses, was $1,113,322 for the first six months of 1996 compared to $705,060 for the same period of 1997. Adjusted for the one time, nonrecurring net reorganization expenses of $364,487 ($494,486 minus the $130,000 in associated revenue from adjustments in access rates resulting from these expenses described in Note 4 to the Consolidated Financial Statements) related to the Conversion and Merger in 1997, operating cash flow for the period was $1,069,547 in 1997, approximately the same as the comparable period in 1996.

         EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) similarly remained approximately unchanged at $1,404,744 for the first six months of 1996 compared to $1,418,080 for the first six months of 1997.

                       PART II.   OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         On July 24, 1997, an action captioned as "Complaint/Shareholder Derivative Action" was filed in the Circuit Court for the County of Clay, South Dakota, First Judicial Circuit, by Ronald "Skip" Graff, on behalf of the Cooperative, against the Cooperative and Ross Benson, Dale Bye, Edward Christensen, Jr., Jeff Goeman, James Jibben, Palmer Larson, John Roth, John Schaefer, Thomas Hertz and Craig Anderson (the "individual defendants"). The Complaint was filed against the individual defendants both individually and in their capacities as members of the Board of Directors of the Cooperative.

         The description of the Complaint included in Item 1 of the Current Report on Form 8-K filed by the Cooperative and the Company on August 6, 1997 is here incorporated by reference.

Item 2.  CHANGES IN SECURITIES

         The description of the capital stock of Dakota Telecommunications Group, Inc., a South Dakota corporation (the resulting corporation upon completion of the Conversion) included in the Registration Statement under the captions "THE CONVERSION--Description of DTG Capital Stock," "THE CONVERSION--Statutory Provisions Affecting Control of DTG," and "THE CONVERSION--Other Provisions Affecting Control of DTG" is here incorporated by reference.

         The description of the capital stock of the Company (the resulting corporation as of the effective time of the Merger) included in the Registration Statement under the captions "THE MERGER--Description of DTG Delaware Capital Stock," "THE MERGER--Statutory Provisions Affecting Control of DTG Delaware," and "THE MERGER--Other Provisions Affecting Control of DTG Delaware" is here incorporated by reference.

         The description contained in Part I of this Form 10-QSB under the caption "Introductory Explanation" is here incorporated by reference.

         As a result of the Conversion and the Merger, only Common Stock of the Company remained outstanding after the effective time of the Merger on July 25, 1997.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 22, 1997, the Cooperative held its 1997 Annual Meeting of Members. The purpose of the meeting was to elect directors for District 7 and District 10 and to transact any other business that was properly brought at the meeting. John Roth and Palmer O. Larson were re-elected as directors by a voice vote of the members present at the Annual Meeting.

Since action was conducted by voice vote, it is not possible to present a statement of the number of votes for or withheld from each nominee. There were no broker non-votes. The following persons remained as directors:
Ross Benson, Dale Q. Bye, Edward D. Christensen, Jr., Jeff Goeman, James H. Jibben, and John Schaefer.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                       DOCUMENT

 3.1  CERTIFICATE OF INCORPORATION OF DAKOTA TELECOMMUNICATIONS
      GROUP, INC., a Delaware corporation.

 3.2 BYLAWS OF DAKOTA TELECOMMUNICATIONS GROUP, INC., a Delaware corporation. Filed as Appendix F to the Prospectus and Ballot/Proxy Statement filed as part of the Form S-4
      Registration Statement that became effective on June 13, 1997 (the "Registration Statement").

 4.1  CERTIFICATE OF INCORPORATION OF DAKOTA COOPERATIVE
      TELECOMMUNICATIONS GROUP, INC., a Delaware corporation.
      Included in Exhibit 3.1 above.

 4.2 BYLAWS OF DAKOTA TELECOMMUNICATIONS GROUP, INC., a Delaware corporation. Filed as Appendix F to the Prospectus and Ballot/Proxy Statement filed as part of the Registration
      Statement.

 4.3  STANDSTILL AGREEMENT DATED NOVEMBER 27, 1996, AMONG DAKOTA
      COOPERATIVE TELECOMMUNICATIONS, INC. AND THE SELLING
      SHAREHOLDERS OF TCIC COMMUNICATIONS, INC.  Filed as Exhibit
      4.7 to the Registration Statement.

 4.4  STANDSTILL AGREEMENT DATED NOVEMBER 27, 1996, AMONG DAKOTA
      COOPERATIVE TELECOMMUNICATIONS, INC. AND THE SELLING
      SHAREHOLDERS OF I-WAY PARTNERS, INC. Filed as Exhibit 4.8 to the Registration Statement.

 4.5  DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. FORM OF WARRANT
      AGREEMENT.  Filed as Exhibit 4.11 to the Registration
      Statement.

 4.6  DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. FORM OF OPTION
      AGREEMENT.  Filed as Exhibit 4.12 to the Registration
      Statement.

 4.7  AGREEMENT REGARDING STOCK (I-WAY PARTNERS, INC.) DATED
      NOVEMBER 27, 1996.  Filed as Exhibit 4.13 to the
      Registration Statement.

 4.8  AGREEMENT REGARDING STOCK (TCIC COMMUNICATIONS, INC.) DATED
      NOVEMBER 27, 1996.  Filed as Exhibit 4.14 to the
      Registration Statement.

 4.9  DAKOTA TELECOMMUNICATIONS GROUP, INC. COMMON STOCK
      CERTIFICATE.  Filed as Exhibit 4.16 to the Registration
      Statement.

 4.10 TELEPHONE LOAN CONTRACT 515-A DATED SEPTEMBER 5, 1952.
      Filed as Exhibit 4.17 to the Registration Statement.

 4.11 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-B DATED AUGUST 11,
      1955.  Filed as Exhibit 4.18 to the Registration Statement.

 4.12 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-C DATED OCTOBER 9,
      1958.  Filed as Exhibit 4.19 to the Registration Statement.

 4.13 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-D DATED MARCH 8,
      1961.  Filed as Exhibit 4.20 to the Registration Statement.

 4.14 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-E DATED AUGUST 20,
      1964.  Filed as Exhibit 4.21 to the Registration Statement.

 4.15 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-F DATED JUNE 1,
      1967.  Filed as Exhibit 4.22 to the Registration Statement.

 4.16 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-G DATED DECEMBER
      20, 1968.  Filed as Exhibit 4.23 to the Registration
      Statement.

 4.17 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-H DATED DECEMBER 8, 1970. Filed as Exhibit 4.24 to the Registration Statement.

 4.18 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-K1 DATED OCTOBER 2, 1972. Filed as Exhibit 4.25 to the Registration Statement.

 4.19 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-L8 DATED JUNE 4,
      1973.  Filed as Exhibit 4.26 to the Registration Statement.

 4.20 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-M8 DATED AUGUST 29, 1973. Filed as Exhibit 4.27 to the Registration Statement.

 4.21 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-N8 DATED MAY 13,
      1976.  Filed as Exhibit 4.28 to the Registration Statement.

 4.22 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-P8 DATED JULY 20,
      1977.  Filed as Exhibit 4.29 to the Registration Statement.

 4.23 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-R8 DATED NOVEMBER
      22, 1982.  Filed as Exhibit 4.30 to the Registration
      Statement.

 4.24 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-S8 DATED FEBRUARY
      4, 1986.  Filed as Exhibit 4.31 to the Registration
      Statement.

 4.25 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-T8 DATED SEPTEMBER
      25, 1991.  Filed as Exhibit 4.32 to the Registration
      Statement.

 4.26 DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. RESTATED
      MORTGAGE, SECURITY AGREEMENT, AND FINANCING STATEMENT (515-S8) AND SUPPLEMENT DATED APRIL 13, 1992. Filed as Exhibit
      4.33 to the Registration Statement.

 4.27 DAKOTA TELECOM, INC. LOAN AGREEMENT WITH RURAL TELEPHONE
      FINANCE COOPERATIVE DATED JANUARY 29, 1996.  Filed as
      Exhibit 4.34 to the Registration Statement.

 4.28 DAKOTA TELECOM, INC. LOAN AGREEMENT WITH RURAL TELEPHONE
      FINANCE COOPERATIVE DATED JUNE 27, 1996.  Filed as Exhibit
      4.35 to the Registration Statement.

 4.29 FINANCING COMMITMENT FROM RURAL TELEPHONE FINANCE
      COOPERATIVE.  Filed as Exhibit 4.37 to the Registration
      Statement.

 4.30 NOTICE OF APPROVAL OF FINANCING FROM RURAL TELEPHONE FINANCE COOPERATIVE. Filed as Exhibit 4.38 to the Registration
      Statement.

 4.31 DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. AND DAKOTA
      TELECOM, INC. LOAN AGREEMENT WITH RURAL TELEPHONE FINANCE
      COOPERATIVE DATED JUNE 24, 1997.

 4.32 DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. AND DAKOTA
      TELECOM, INC. MORTGAGE AND SECURITY AGREEMENT WITH RURAL
      TELEPHONE FINANCE COOPERATIVE DATED JUNE 24, 1997.

 4.33 DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. AND DAKOTA
      TELECOM, INC. PLEDGE AND SECURITY AGREEMENT WITH RURAL
      TELEPHONE FINANCE COOPERATIVE DATED JUNE 24, 1997.

 4.34 The Company has several classes of long-term debt instruments outstanding in addition to those described in Exhibits 4.10 through 4.33. The amount of these classes of debt outstanding on June 30, 1997, does not exceed 10 percent of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

 4.35 AMENDED ARTICLES OF INCORPORATION OF DAKOTA
      TELECOMMUNICATIONS GROUP, INC., a South Dakota corporation.
      Attached as Appendix B to the Prospectus and Ballot/Proxy Statement filed as part of the Registration Statement.

 4.36 BYLAWS OF DAKOTA TELECOMMUNICATIONS GROUP, INC., a South Dakota corporation. Attached as Appendix C to the Prospectus and Ballot/Proxy Statement filed as part of the Registration Statement.

 10.1 DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. AND DAKOTA
      TELECOM, INC. LOAN AGREEMENT WITH RURAL TELEPHONE FINANCE
      COOPERATIVE DATED JUNE 24, 1997. Included in Exhibit 4.31 above.

 10.2 DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. AND DAKOTA
      TELECOM, INC. MORTGAGE AND SECURITY AGREEMENT WITH RURAL
      TELEPHONE FINANCE COOPERATIVE DATED JUNE 24, 1997. Included in Exhibit 4.32 above.

 10.3 DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. AND DAKOTA
      TELECOM, INC. PLEDGE AND SECURITY AGREEMENT WITH RURAL
      TELEPHONE FINANCE COOPERATIVE DATED JUNE 24, 1997. Included in Exhibit 4.33 above.

 27 Financial Data Schedule.

                                SIGNATURES

         In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DAKOTA TELECOMMUNICATIONS
                                    GROUP, INC.



Date: August 14, 1997             By /s/Thomas W. Hertz
                                     Thomas W. Hertz
                                     President and Chief Executive Officer


Date: August 14, 1997             By /s/Craig A. Anderson
                                     Craig A. Anderson
                                     Executive Vice President - Marketing
                                       and Chief Financial Officer
                                     (Principal Financial and Accounting
                                       Officer)


                                  DAKOTA COOPERATIVE
                                    TELECOMMUNICATIONS, INC.


Date: August 14, 1997             By /s/Thomas W. Hertz
                                     Thomas W. Hertz
                                     Chief Executive Officer and General
                                       Manager


Date: August 14, 1997             By /s/Craig A. Anderson
                                     Craig A. Anderson
                                     Executive Vice President - Marketing
                                       and Chief Financial Officer
                                     (Principal Financial and Accounting
                                       Officer)

                               EXHIBIT INDEX


EXHIBIT
NUMBER                        DOCUMENT

 3.1  CERTIFICATE OF INCORPORATION OF DAKOTA TELECOMMUNICATIONS
      GROUP, INC., a Delaware corporation.

 3.2 BYLAWS OF DAKOTA TELECOMMUNICATIONS GROUP, INC., a Delaware corporation. Filed as Appendix F to the Prospectus and Ballot/Proxy Statement filed as part of the Form S-4
      Registration Statement that became effective on June 13, 1997 (the "Registration Statement").

 4.1  CERTIFICATE OF INCORPORATION OF DAKOTA COOPERATIVE
      TELECOMMUNICATIONS GROUP, INC., a Delaware corporation.
      Included in Exhibit 3.1 above.

 4.2 BYLAWS OF DAKOTA TELECOMMUNICATIONS GROUP, INC., a Delaware corporation. Filed as Appendix F to the Prospectus and Ballot/Proxy Statement filed as part of the Registration
      Statement.

 4.3  STANDSTILL AGREEMENT DATED NOVEMBER 27, 1996, AMONG DAKOTA
      COOPERATIVE TELECOMMUNICATIONS, INC. AND THE SELLING
      SHAREHOLDERS OF TCIC COMMUNICATIONS, INC.  Filed as Exhibit
      4.7 to the Registration Statement.

 4.4  STANDSTILL AGREEMENT DATED NOVEMBER 27, 1996, AMONG DAKOTA
      COOPERATIVE TELECOMMUNICATIONS, INC. AND THE SELLING
      SHAREHOLDERS OF I-WAY PARTNERS, INC. Filed as Exhibit 4.8 to the Registration Statement.

 4.5  DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. FORM OF WARRANT
      AGREEMENT.  Filed as Exhibit 4.11 to the Registration
      Statement.

 4.6  DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. FORM OF OPTION
      AGREEMENT.  Filed as Exhibit 4.12 to the Registration
      Statement.

 4.7  AGREEMENT REGARDING STOCK (I-WAY PARTNERS, INC.) DATED
      NOVEMBER 27, 1996.  Filed as Exhibit 4.13 to the
      Registration Statement.

 4.8  AGREEMENT REGARDING STOCK (TCIC COMMUNICATIONS, INC.) DATED
      NOVEMBER 27, 1996.  Filed as Exhibit 4.14 to the
      Registration Statement.

 4.9  DAKOTA TELECOMMUNICATIONS GROUP, INC. COMMON STOCK
      CERTIFICATE.  Filed as Exhibit 4.16 to the Registration
      Statement.

 4.10 TELEPHONE LOAN CONTRACT 515-A DATED SEPTEMBER 5, 1952.
      Filed as Exhibit 4.17 to the Registration Statement.

 4.11 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-B DATED AUGUST 11,
      1955.  Filed as Exhibit 4.18 to the Registration Statement.

 4.12 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-C DATED OCTOBER 9,
      1958.  Filed as Exhibit 4.19 to the Registration Statement.

 4.13 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-D DATED MARCH 8,
      1961.  Filed as Exhibit 4.20 to the Registration Statement.

 4.14 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-E DATED AUGUST 20,
      1964.  Filed as Exhibit 4.21 to the Registration Statement.

 4.15 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-F DATED JUNE 1,
      1967.  Filed as Exhibit 4.22 to the Registration Statement.

 4.16 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-G DATED DECEMBER
      20, 1968.  Filed as Exhibit 4.23 to the Registration
      Statement.

 4.17 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-H DATED DECEMBER 8, 1970. Filed as Exhibit 4.24 to the Registration Statement.

 4.18 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-K1 DATED OCTOBER 2, 1972. Filed as Exhibit 4.25 to the Registration Statement.

 4.19 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-L8 DATED JUNE 4,
      1973.  Filed as Exhibit 4.26 to the Registration Statement.

 4.20 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-M8 DATED AUGUST 29, 1973. Filed as Exhibit 4.27 to the Registration Statement.

 4.21 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-N8 DATED MAY 13,
      1976.  Filed as Exhibit 4.28 to the Registration Statement.

 4.22 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-P8 DATED JULY 20,
      1977.  Filed as Exhibit 4.29 to the Registration Statement.

 4.23 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-R8 DATED NOVEMBER
      22, 1982.  Filed as Exhibit 4.30 to the Registration
      Statement.

 4.24 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-S8 DATED FEBRUARY
      4, 1986.  Filed as Exhibit 4.31 to the Registration
      Statement.

 4.25 AMENDMENT TO TELEPHONE LOAN CONTRACT 515-T8 DATED SEPTEMBER
      25, 1991.  Filed as Exhibit 4.32 to the Registration
      Statement.

 4.26 DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. RESTATED
      MORTGAGE, SECURITY AGREEMENT, AND FINANCING STATEMENT (515-S8) AND SUPPLEMENT DATED APRIL 13, 1992. Filed as Exhibit
      4.33 to the Registration Statement.

 4.27 DAKOTA TELECOM, INC. LOAN AGREEMENT WITH RURAL TELEPHONE
      FINANCE COOPERATIVE DATED JANUARY 29, 1996.  Filed as
      Exhibit 4.34 to the Registration Statement.

 4.28 DAKOTA TELECOM, INC. LOAN AGREEMENT WITH RURAL TELEPHONE
      FINANCE COOPERATIVE DATED JUNE 27, 1996.  Filed as Exhibit
      4.35 to the Registration Statement.

 4.29 FINANCING COMMITMENT FROM RURAL TELEPHONE FINANCE
      COOPERATIVE.  Filed as Exhibit 4.37 to the Registration
      Statement.

 4.30 NOTICE OF APPROVAL OF FINANCING FROM RURAL TELEPHONE FINANCE COOPERATIVE. Filed as Exhibit 4.38 to the Registration
      Statement.

 4.31 DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. AND DAKOTA
      TELECOM, INC. LOAN AGREEMENT WITH RURAL TELEPHONE FINANCE
      COOPERATIVE DATED JUNE 24, 1997.

 4.32 DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. AND DAKOTA
      TELECOM, INC. MORTGAGE AND SECURITY AGREEMENT WITH RURAL
      TELEPHONE FINANCE COOPERATIVE DATED JUNE 24, 1997.

 4.33 DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. AND DAKOTA
      TELECOM, INC. PLEDGE AND SECURITY AGREEMENT WITH RURAL
      TELEPHONE FINANCE COOPERATIVE DATED JUNE 24, 1997.

 4.34 The Company has several classes of long-term debt instruments outstanding in addition to those described in Exhibits 4.10 through 4.33. The amount of these classes of debt outstanding on June 30, 1997, does not exceed 10 percent of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

 4.35 AMENDED ARTICLES OF INCORPORATION OF DAKOTA
      TELECOMMUNICATIONS GROUP, INC., a South Dakota corporation.
      Attached as Appendix B to the Prospectus and Ballot/Proxy Statement filed as part of the Registration Statement.

 4.36 BYLAWS OF DAKOTA TELECOMMUNICATIONS GROUP, INC., a South Dakota corporation. Attached as Appendix C to the Prospectus and Ballot/Proxy Statement filed as part of the Registration Statement.

 10.1 DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. AND DAKOTA
      TELECOM, INC. LOAN AGREEMENT WITH RURAL TELEPHONE FINANCE
      COOPERATIVE DATED JUNE 24, 1997. Included in Exhibit 4.31 above.

 10.2 DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. AND DAKOTA
      TELECOM, INC. MORTGAGE AND SECURITY AGREEMENT WITH RURAL
      TELEPHONE FINANCE COOPERATIVE DATED JUNE 24, 1997. Included in Exhibit 4.32 above.

 10.3 DAKOTA COOPERATIVE TELECOMMUNICATIONS, INC. AND DAKOTA
      TELECOM, INC. PLEDGE AND SECURITY AGREEMENT WITH RURAL
      TELEPHONE FINANCE COOPERATIVE DATED JUNE 24, 1997. Included in Exhibit 4.33 above.

 27 Financial Data Schedule.