Form 10-Q
period 1997-09-30
DAKOTA TELECOMMUNICATIONS GROUP DELAWARE INC
filed 1997-11-14
CIK 1034119

=============================================================================

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB


              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

                                      OR

              [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _________

                     Commission File Number: 333-22025

                   DAKOTA TELECOMMUNICATIONS GROUP, INC.
     (Exact Name of Small Business Issuer as Specified in its Charter)

           DELAWARE                                   91-1845100
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

          29705 453RD AVENUE                         (605) 263-3301
     IRENE, SOUTH DAKOTA 57037-0066            (Issuer's Telephone Number,
(Address of Principal Executive Offices)           Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  __X__     No  _____

There were 985,216 shares of Dakota Telecommunications Group, Inc. Common Stock, without par value, outstanding as of October 31, 1997.

Transitional Small Business Disclosure Format (check one): Yes _____ No __X__
=============================================================================

                   DAKOTA TELECOMMUNICATIONS GROUP, INC.


                                   INDEX



PART I.  FINANCIAL INFORMATION                                        PAGE NO.

 Introductory Explanation. . . . . . . . . . . . . . . . . . . . . .      3

 Item 1.   FINANCIAL STATEMENTS

    DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

            Consolidated Balance Sheet -
             September 30, 1997 (Unaudited) and December 31, 1996. .      4

            Consolidated Statements of Operations -
             Three Months Ended September 30, 1997 (Unaudited)
             and 1996 (Unaudited). . . . . . . . . . . . . . . . . .      5

            Consolidated Statements of Operations -
             Nine Months Ended September 30, 1997 (Unaudited) and
             1996 (Unaudited). . . . . . . . . . . . . . . . . . . .      6

            Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1997 (Unaudited) and
             1996 (Unaudited). . . . . . . . . . . . . . . . . . . .      7

            Notes to Consolidated Financial Statements (Unaudited) .   8-12


 Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     13

PART II.   OTHER INFORMATION

 Item 1.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . .    19
 Item 2.   CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . .    19
 Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . .    21
 Item 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . .    22

SIGNATURES . . . . . .. . . . . . . . . . . . . . . . . . . . . . . .    25

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

         Immediately following the special meeting of members of the Cooperative, a special meeting of the shareholders of the resulting South Dakota business corporation was convened on July 21, 1997, and was subsequently adjourned and concluded on July 25, 1997. At that meeting, the shareholders of the South Dakota business corporation voted to approve an Agreement and Plan of Merger pursuant to which the South Dakota business corporation would be merged with and into the Company. In the Merger, each right to receive a whole share of common stock of the South Dakota business corporation issuable in the Conversion automatically became and was converted into the right to receive one validly issued, fully paid and nonassessable share of the Company's common stock, without par value. The outstanding shares of common stock of the Company held by the South Dakota business corporation were canceled in the Merger. The Merger became effective on July 25, 1997. Pursuant to the Agreement and Plan of Merger, the Company's name was changed to "Dakota Telecommunications Group, Inc."

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET
           SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
=============================================================================
                                  ASSETS

                                                  SEPTEMBER 30,      DECEMBER 31,
                                                      1997               1996
                                                  ------------      --------------
CURRENT ASSETS:
     Cash and Cash Equivalents                    $  2,801,176      $   2,121,444
     Temporary Cash Investments                        900,000          1,249,000
     Accounts Receivable, Less Allowance for
      Uncollectibles of $343,000 and $92,000         1,471,754          1,784,895
     Deposits                                               --            274,889
     Income Taxes Receivable                           109,802            248,500
     Materials and Supplies                          1,383,644            694,097
     Prepaid Expenses                                  245,178            168,078
                                                  ------------      -------------
      Total Current Assets                           6,911,554          6,540,903
                                                  ------------      -------------
INVESTMENTS AND OTHER ASSETS:
     Excess of Cost Over Net Assets Acquired         1,738,901          1,830,959
     Other Intangible Assets                           560,725            509,559
     Deposit                                            61,905             61,905
     Other Investments                               1,314,454             63,817
     Deferred Charges                                   57,511             56,628
     Deferred Income Taxes                             238,000                 --
                                                  ------------      -------------
      Total Investments and Other Assets             3,971,496          2,522,868
                                                  ------------      -------------
PROPERTY, PLANT AND EQUIPMENT, NET                  23,315,087         14,441,104
                                                  ------------      -------------
TOTAL ASSETS                                      $ 34,198,137      $  23,504,875
                                                  ============      =============
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current Portion of Long-Term Debt            $  2,081,000      $     697,700
     Accounts Payable                                  922,018            399,694
     Other Current Liabilities                         595,421            497,388
                                                  ------------      -------------
      Total Current Liabilities                      3,598,439          1,594,782
                                                  ------------      -------------
LONG-TERM DEBT                                      25,715,348         15,338,395
                                                  ------------      -------------


DEFERRED CREDITS                                       120,432            159,482
                                                  ------------      -------------
STOCKHOLDERS' EQUITY:
     Common Stock                                    5,637,855             26,185
     Preferred Stock                                        --          1,172,000
     Other Capital                                     179,666                 --
     Capital Credits                                        --          4,732,723
     Retained Earnings (Accumulated Deficit)        (1,053,603)           481,308
                                                  ------------      -------------
        Total Stockholders' Equity                   4,763,918          6,412,216
                                                  ------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 34,198,137      $  23,504,875
                                                  ============      =============

The accompanying notes are an integral part of the consolidated financial statements.

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (Unaudited)
=============================================================================
                                                      1997               1996
                                                  ------------      -------------
REVENUES:
     Local Network                                $    309,401      $     286,370
     Network Access                                    888,876            730,334
     Long Distance Network                             869,378            472,861
     Cable Television Service                          376,113            400,674
     Other                                             382,218             31,309
                                                  ------------      -------------
      Total Operating Revenues                       2,825,986          1,921,548
                                                  ------------      -------------
COSTS AND EXPENSES:
     Plant Operations                                1,018,806            549,681
     Depreciation and Amortization                     820,124            625,007
     Customer                                          378,798            146,304
     General and Administrative                      1,045,974            558,348
     Other Operating Expenses                          180,687            175,763
                                                  ------------      -------------
      Total Operating Expenses                       3,444,389          2,055,103
                                                  ------------      -------------
OPERATING LOSS                                        (618,403)          (133,555)
                                                  ------------      -------------
OTHER INCOME (EXPENSES):
     Interest and Dividend Income                       88,524             72,461
     Interest Expense                                 (383,231)          (240,674)
                                                  ------------      -------------
      Net Other Income (Expenses)                     (294,707)          (168,213)
                                                  ------------      -------------
LOSS BEFORE INCOME TAXES                              (913,110)          (301,768)

INCOME TAX BENEFIT                                    (232,784)           (56,212)
                                                  ------------      -------------
NET LOSS                                          $   (680,326)     $    (245,556)
                                                  ============      =============
LOSS PER SHARE                                    $      (0.69)
                                                  ============


The accompanying notes are an integral part of the consolidated financial statements.

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (Unaudited)
=============================================================================
                                                      1997               1996
                                                  ------------      -------------
REVENUES:
     Local Network                                $    924,903      $     746,995
     Network Access                                  2,796,044          2,098,510
     Long Distance Network                           2,438,754          1,422,051
     Cable Television Service                        1,156,633            877,833
     Other                                           1,124,333            138,725
                                                 -------------      -------------
      Total Operating Revenues                       8,440,667          5,284,114
                                                 -------------      -------------
COSTS AND EXPENSES:
     Plant Operations                                2,672,679          1,278,642
     Depreciation and Amortization                   2,379,769          1,777,843
     Customer                                          828,096            339,045
     General and Administrative                      3,006,705          1,325,224
     Other Operating Expenses                          829,798            595,291
                                                 -------------      -------------
      Total Operating Expenses                       9,717,047          5,316,045
                                                 -------------      -------------
OPERATING LOSS                                      (1,276,380)           (31,931)
                                                 -------------      -------------
OTHER INCOME (EXPENSES):
     Interest and Dividend Income                      240,509            222,745
     Interest Expense                                 (791,920)          (522,971)
                                                 -------------      -------------
      Net Other Income and Expenses                   (551,411)          (300,226)
                                                 -------------      -------------
LOSS BEFORE INCOME TAXES                            (1,827,791)          (332,157)

INCOME TAX BENEFIT                                    (292,880)           (47,087)
                                                 -------------      -------------
NET LOSS                                          $ (1,534,911)     $    (285,070)
                                                 =============      =============
LOSS PER SHARE                                    $      (1.56)
                                                 =============


The accompanying notes are an integral part of the consolidated financial statements.

    DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (Unaudited)
=============================================================================
                                                                  1997               1996
                                                             -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                $  (1,534,911)      $   (285,070)
     Adjustments to Reconcile Net Loss to Net
      Cash Provided By Operating Activities:
        Depreciation and Amortization                            2,379,769          1,777,843
        Receivables                                                313,141            252,360
        Income Taxes Receivable                                    138,698            (61,000)
        Other Current Assets                                       (77,100)           (48,723)
        Accounts Payable                                           522,324           (114,397)
        Accrued Income Taxes                                            --           (260,655)
        Other Current Liabilities                                   98,033            108,078
        Deferred Credits                                           (39,050)            43,120
                                                             -------------       ------------
          Net Cash Provided By Operating Activities              1,800,904          1,411,556
                                                             -------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Property, Plant and Equipment, Net            (11,131,102)        (4,665,000)
     Materials and Supplies                                       (689,547)          (389,196)
     Purchase of Other Investments                              (1,250,637)          (500,000)
     Decrease (Increase) in Temporary Cash Investments             349,000           (749,000)
     Decrease in Deposits                                          274,889                 --
     Purchase of Other Intangible Assets                           (81,759)          (541,299)
     Increase in Deferred Charges                                     (883)           (52,555)
     Increase in Deferred Income Taxes                            (238,000)                --
                                                             -------------       ------------
      Net Cash Used In Investing Activities                    (12,768,039)        (6,897,050)
                                                             -------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Long-Term Debt                   11,686,551          3,791,270
     Principal Payments of Long-Term Debt                         (386,059)          (977,188)
     Increase (Decrease) in Construction Contracts Payable         459,761           (282,787)
     Retirement of Patronage Capital                               (28,235)           (11,210)
     Other                                                         (85,151)               196
                                                             -------------       ------------
      Net Cash Provided by Financing Activities                 11,646,867          2,520,281
                                                             -------------       ------------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                              679,732         (2,965,213)



CASH AND CASH EQUIVALENTS at Beginning of Period                 2,121,444          6,322,884
                                                             -------------       ------------
CASH AND CASH EQUIVALENTS at End of Period                   $   2,801,176       $  3,357,671
                                                             =============       ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
      Interest Expense                                       $     791,920       $    609,548
      Income Taxes                                                  18,883            282,790


The accompanying notes are an integral part of the consolidated financial statements.

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
=============================================================================

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheets as of September 30, 1997 and December 31, 1996, statements of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

The Consolidated Financial Statements have been prepared in accordance with the requirements of Item 310(b) of Regulation S-B and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and accompanying notes for the years ended December 31, 1996 and 1995. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1997.


NOTE 2 - ACQUISITIONS

In the first quarter of 1996, Dakota Telecom, Inc. purchased the assets of ten cable service areas in two separate purchase transactions and one asset exchange transaction. In the second quarter of 1996, Dakota Telecom, Inc. purchased the assets of an additional nine cable service areas. Operations of the nineteen cable service areas are included in the consolidated statements of operations for the three and nine months ended September 30, 1996 subsequent to their purchase. Operations of the nineteen cable service areas are included in the consolidated statement of operations for the three and nine months ended September 30, 1997.

In December 1996, the Company acquired I-Way Partners, Inc. and TCIC Communications, Inc. in exchange for 1,172 shares of preferred stock valued
at $1,172,000.   Operations of the companies acquired are included in the
consolidated statement of operations for the three and nine months ended September 30, 1997.

NOTE 3 - LONG-TERM DEBT

Long-term debt is as follows:

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
=============================================================================

                                                               9/30/97           12/31/96
                                                            ------------       ------------
       Rural Utilities Service (RUS) mortgage notes:
          2% payable in quarterly installments              $         --       $  2,595,175
          5% payable in monthly installments                          --         10,756,343
                                                            ------------       ------------
                                                                      --         13,351,518
       Rural Telephone Finance Cooperative (RTFC):
          Mortgage Note, matures 2006, variable
          interest rate (6.65% at September 30, 1997)          1,439,377          1,537,537

          Mortgage Note, matures 2012, variable
          interest rate (6.65% at September 30, 1997)         13,684,210                 --

          Mortgage Note, matures 2012, variable
          interest rate (6.65% at September 30, 1997)          9,570,621                 --

       Norwest Bank South Dakota, N.A. matures
          May 1998, variable interest rate (prime plus
          one percent, 9.5% at September 30, 1997)
          payable upon maturity                                  330,000            330,000

       Norwest Bank South Dakota, N.A. matures
          May 1998, variable interest rate (prime plus
          one percent, 9.5% at September 30, 1997)
          payable upon maturity                                  650,469            650,469

       Unsecured Notes to a Shareholder,
          matures May 1998, variable interest rate
          (prime plus one percent, 9.5% at
          December 31, 1996), payable upon maturity               45,000             45,000

       RTFC variable rate (7.25% at September 30, 1997)
          Lines of Credit: $1,500,000 Limit Maturing
          May 2002                                             1,500,000                 --
       Other                                                          --              4,661
       Construction Contracts Payable                            576,671            116,910
                                                            ------------       ------------
                                                              27,796,348         16,036,095





       Amount Due Within One Year                              2,081,000           (697,700)
                                                            ------------       ------------
          Total Long-Term Debt                              $ 25,715,348       $ 15,338,395
                                                            ============       ============

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
=============================================================================

NOTE 3 - LONG-TERM DEBT (CONTINUED)

The RTFC loans, maturing in 2012, are collateralized by all assets and revenues and stock of the Company's subsidiaries.

The RTFC loan, maturing in 2006, is collateralized by the cable plant located in ten cities in southeastern South Dakota and is payable in quarterly installments. The $330,000 Norwest Bank loan is secured by the assets of Iway, Inc. and is guaranteed by the former shareholders of I-Way Partners, Inc.; the $650,469 Norwest Bank loan is secured by the assets of two of the former shareholders of TCIC Communications, Inc. and their personal guarantees. The former shareholders of I-Way Partners, Inc. and TCIC Communications, Inc. are shareholders of the Company.

Approximate annual principal payments on the existing debt for the next five years are: 1998 - $2,081,000; 1999 - 1,140,000; 2000 - $1,219,000;
2001 - $1,302,000; and 2002 - $2,890,000.

Unadvanced loan funds of $5,166,221 are available to the Company on loan commitments from the RTFC. Loan proceeds will be used to refinance current construction and to finance future construction.

The Company has a line of credit arrangement for $1.5 million with RTFC which expires in 2002. Interest is payable quarterly at prime rate plus 1.5%. Any advances must be paid in full within 360 days of the advance and remain at a zero balance for at least five consecutive business days. Advances from the line of credit were used to finance construction approved in the RTFC long-term agreements. At September 30, 1997, the outstanding line of credit balance was classified as a long-term obligation in anticipation of the receipt of previously approved RTFC funds.

The Company received loans of $14,737,000 and $13,684,000 from the RTFC for the purposes of refinancing its RUS debt and RTFC lines of credit and to finance plant construction. The loans are payable quarterly, with full payment due in fifteen years. On July 15, 1997, the Company retired its entire RUS debt with loan proceeds from the RTFC. In order to obtain financing from RTFC, the loans include borrowings of $1,188,000 to purchase Subordinated Capital Certificates (SCC) of RTFC. The SCCs bear no interest and will be repaid to the Company. SCCs are included in other investments on the balance sheet. The Company is required to maintain a debt service coverage of not less than 1.25 and a times interest earned ratio of not less than 1.50, each ratio is determined by averaging the two highest annual calculations during the three most recent fiscal years. The Company

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
=============================================================================

is restricted from incurring any additional unsecured debt in excess of five percent of total assets from any other lender and from declaring or paying any dividend or purchasing or redeeming any capital stock in excess of 25 percent of the prior fiscal year-end cash margins without written approval of the lender.

NOTE 4 - INCOME TAXES

As of July 22, 1997, Dakota Telecommunications Group, Inc. became taxable at the federal level. Prior to that date, the Parent Company operated as a cooperative and had been granted tax exempt status under Section 501(c)12 of the Internal Revenue Code and therefore the Parent Company's income was not taxable prior to July 22, 1997.

Income tax expense (benefit) consists of the following:

                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                    SEPTEMBER 30                   SEPTEMBER 30
                          -----------------------------   ---------------------------
                               1997             1996          1997           1996
                          ------------     ------------   -----------    ------------
Current                   $      5,216     $    (56,212)  $   (54,880)   $    (47,087)
Deferred                      (238,000)              --      (238,000)             --
                          ------------     ------------   -----------    ------------
   Total                  $   (232,784)    $    (56,212)  $  (292,880)   $    (47,087)
                          ============     ============   ===========    ============

The difference between the statutory federal rate and effective tax rate were as follows:

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
=============================================================================

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30                   SEPTEMBER 30
                                       -----------------------------   ---------------------------
                                           1997             1996          1997           1996
                                       ------------     ------------   ------------   ------------
Consolidated Taxable Income
   (Loss) Before Taxes                 $   (913,110)    $   (301,768)  $ (1,827,791)  $  (332,157)
Less Tax Exempt Loss (Income                212,218          139,382        626,412       (27,426)
                                       ------------     ------------   ------------   -----------
   Taxable Income (Loss)               $   (700,892)    $   (162,386)  $ (1,201,379)  $  (359,583)
                                       ============     ============   ============   ===========
Statutory Tax Rate                             35.0%            35.0%          35.0%         35.0%
Effect of Graduated Tax Rates
   and Other                                   (1.8)             (.4)          (1.2)         (3.2)
Losses with No Future Tax Benefits               --               --           (9.4)        (18.7)
                                       ------------     ------------   ------------   -----------
     Effective Tax Rate                        33.2%            34.6%           24.4%        13.1%
                                       ============     ============   ============   ===========

The state of South Dakota does not have a tax on income. Deferred tax assets of $238,000 as of September 30, 1997 and deferred tax liabilities of $88,932 as of September 30, 1997 and December 31, 1996 are included on the balance sheet.

NOTE 5 - REORGANIZATION COSTS

Included in general and administrative expenses for the nine months ended September 30, 1997 is $585,438 of costs related to the reorganizing of the Company as explained in Note 6.

NOTE 6 - REORGANIZATION

At a special meeting of the stockholders on July 21, 1997, the stockholders approved an amendment to the Company's articles of incorporation which resulted in the conversion of the Company from a cooperative to a South Dakota business corporation. Also at a meeting convened on July 21, 1997, and subsequently adjourned and completed on July 25, 1997, the shareholders of the South Dakota business corporation approved an Agreement and Plan of Merger that provided for the subsequent merger of the South Dakota business corporation with and into the Company. The conversion of equity in the

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
=============================================================================

Cooperative to equity in the South Dakota business corporation and then into equity in the Company was at the rate of one share of common stock for each share of the Cooperative's common stock, 80.8216445 shares of common stock for each share of preferred stock and 0.2 of a share of common stock for each dollar of capital credits.

NOTE 7 - STOCKHOLDERS' EQUITY

The Company has 5,000,000 shares of no par common stock authorized and 985,216 shares are issued and outstanding as of September 30, 1997. The Company also has 250,000 shares of no par preferred stock of which 15,000 shares are designated as Series A Junior Participating preferred stock. No preferred stock has been issued or is outstanding as of September 30, 1997.

Other capital consists of capital credits in the Company that had been allocated to members and patrons that the Company was unable to locate at the time of the reorganization.

On July 22, 1997, the Board of Directors adopted a leveraged employee stock ownership plan ("ESOP") and the 1997 Stock Incentive Plan. The ESOP and Stock Incentive Plan are effective upon the registration of the plans with SEC.

On July 22, 1997, the Board of Directors declared a dividend of one right for each outstanding share of common stock that was distributed to common stockholders of record on August 5, 1997. Each right represents the right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock. The exercise price of the rights are $100 per right and the redemption price is $.01. The rights expire August 4, 2007.

NOTE 8 - EARNINGS PER SHARE

Earnings per share was computed by dividing the net loss by the number of common shares outstanding, as though the common stock were outstanding for the entire period.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion is provided by management as its analysis of the Company's financial condition and results of operations through September 30, 1997. This analysis should be read in conjunction with the separate consolidated financial statements of the Company and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-QSB.

         Certain information discussed below may constitute or include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as information relating to the Company's ongoing 1997 development plans, the effects of its July 1997 refinancing of its long-term debt and statements regarding the Company's anticipated net losses for 1997, 1998 and 1999. Such forward-looking information involves important known and unknown risks and uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, uncertainties related to economic conditions; acquisitions and divestitures; government and regulatory policies; the pricing and availability of equipment, materials, inventories and software; technological developments; change in the competitive environment in which the Company operates; and other risks, uncertainties and factors discussed in the Company's other filings with the Securities and Exchange Commission including the Form S-4 Registration Statement that became effective on June 13, 1997. Readers are cautioned not to place undue reliance on the forward-looking statements made below, which speak only as of the date hereof.

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

         In 1996 the Company began a major reorganization and expansion program. This program includes the redesign and rebuilding of the Company's switching center and telecommunications network, a project which was concluded in October 1997, as well as the expansion of the Company's operations through selected acquisitions. During 1996, the Company purchased the assets of 19 cable television systems from three companies that provided cable service to various communities. In December 1996, the Company, through a wholly owned subsidiary, merged with TCIC Communications, Inc. ("TCIC"), a South Dakota based provider of long distance and operator services. Also in December 1996, in a similar transaction, the Company merged with I-Way Partners, Inc. ("Iway"), one of South Dakota's largest Internet service providers. Both TCIC and Iway continue to operate as wholly owned subsidiaries of the Company. The Company currently anticipates that additional acquisitions will form a part of its continuing expansion plans.

         As part of its reorganization plans, the Company has also changed its form of conducting business from a South Dakota cooperative into a public Delaware business corporation. On February 19, 1997, the Company filed a Registration Statement on Form S-4 (Registration Statement No. 333-22025) with respect to the proposed conversion of the Company from a cooperative into a South Dakota business corporation (the "Conversion") and the proposed merger of the resulting South Dakota business corporation into the Company, then a wholly owned Delaware subsidiary of the cooperative (the "Merger"). At a special meeting of the members of the cooperative on July 21, 1997, the Conversion was approved. The Conversion was formalized on July 22, 1997 with the filing of the amended Articles of Incorporation approved by the members at the July 21, 1997 meeting. Immediately following the special meeting of the cooperative members, a special meeting of the shareholders of the resulting South Dakota business corporation was convened on July 21, 1997, and subsequently adjourned and concluded on July 25, 1997. At that meeting, the shareholders voted to approve an Agreement and Plan of Merger pursuant to which the South Dakota business corporation would be merged with and into the Company. The Merger became effective on July 25, 1997. As a result, the Company now operates as a public Delaware corporation.

         The Company's reorganization and expansion plans have had, and will continue to have, significant impacts on the Company's financial condition and results of operations. As part of its network rebuilding project, in 1995 the Company reassessed the remaining useful life of its old facilities. In 1996, the Company incurred approximately $5.8 million in new capital expenditures and in 1997 anticipates spending an additional $15 million for its network construction program. These changes will combine to result in substantially higher depreciation expense with a corresponding reduction in the Company's net income in future years. In addition, to implement its growth plans, in 1996 the Company completed the acquisitions described above and increased its employee base from 34 employees at December 31, 1995, to 76 employees at December 31, 1996 and to 102 employees at September 30, 1997, resulting in increases in amortization expense and employee-related operating expenses. While the Company anticipates that its revenue base will continue to grow in the period from 1997 through 1999 as it completes its new facilities and markets new services, the higher expense levels resulting from a combination of higher depreciation, amortization and interest expense, as well as additional employee expenses, will likely cause the Company to recognize and report net after-tax losses in those years.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

DECEMBER 31, 1996 COMPARED TO SEPTEMBER 30, 1997

         Accounts Receivable decreased from $1,784,895 at December 31,
1996 to $1,471,754 at September 30, 1997 due to stricter collection policies implemented by the Company in 1997. Materials and Supplies increased from $694,097 at December 31, 1996 to $1,383,644 at September 30, 1997, primarily due to materials on hand to be used to complete the Company's 1997 construction projects. The offsetting changes in these two asset items accounted for most of the increase in current assets from $6,540,903 at December 31, 1996 to $6,911,554 at September 30, 1997.

         Investments and Other Assets increased from $2,522,868 at December 31, 1996 to $3,971,496 at September 30, 1997. This increase was primarily due to the purchase by the Company of approximately $1.2 million in RTFC Subordinated Capital Certificates in connection with the $28,421,000 long-term loan agreement entered into between the Company and RTFC in July 1997. See the discussion of the RTFC financing, below, and
Note 3 to the Consolidated Financial Statements. An additional $238,000 of this increase is attributable to the recognition of a deferred income tax asset during 1997. See Note 4 to the Consolidated Financial Statements.

         Net Fixed Assets increased from $14,441,104 at December 31, 1996 to $23,315,087 at September 30, 1997, representing primarily additional plant assets constructed by the Company during 1997 as part of its network upgrade program.

         The Company's total capital structure, consisting of Stockholders' Equity and Long-Term Debt, was $32,560,266 at September 30, 1997 compared to $22,448,311 at December 31, 1996. The increase in total capital structure at September 30, 1997 of $10,111,935 was composed primarily of additional outstanding long-term debt of $11,760,253 used to finance the Company's network rebuilding program less accumulated net losses from the Company's operations from January 1, 1997 through September 30, 1997 (see discussion of Results of Operations, below).

         The presentation of the Stockholders' Equity account structure changed substantially during the third quarter of 1997 due to the conversion of the Company from a South Dakota stock cooperative into a Delaware public corporation in July, 1997. The primary change was the reclassification of the capital accounts from preferred stock and cooperative capital credits into common stock. The Conversion did not change overall total equity. The conversion process is discussed in more detail above and in Notes 6 and 7 to the Consolidated Financial Statements.

         The Company believes that it has adequate internal financial resources to finance its ongoing day-to-day operating requirements. Operating cash flow for the nine-month period ended September 30, 1997, totaled $844,858, consisting of the Company's net loss of $1,534,911 plus its noncash depreciation and amortization expenses of $2,379,769. Adjusted for the one time, nonrecurring reorganization expenses of $585,438 associated with the Conversion and Merger (See Note 5 to the Consolidated Financial Statements), operating cash flow for the period totaled $1,430,296, approximately equal to the $1,492,773 in operating cash flow for the comparative period of 1996 (consisting of the 1996 net loss of $285,070 plus depreciation and amortization expense of $1,777,843). See Results of Operations, below, for additional information.

         While the Company has adequate financial resources to fund its day-to-day operations, it must rely on the availability of additional long-term debt to finance its capital expenditures program. At September 30, 1997, the Company's long-term debt consisted of approximately $26.2 million under a series of loans from the Rural Telephone Finance Cooperative ("RTFC"), approximately $577,000 owed to various contractors in connection with the Company's construction projects, and $1 million in long-term financing associated with the acquisitions of TCIC and Iway (See Note 2 to the Company's Consolidated Financial Statements). On June 24, 1997, the Company entered into a long-term loan arrangement with RTFC in the aggregate amount of $28,421,000. Of this amount, $13,092,089.25 was used to refinance the then outstanding long-term debt from the Rural Utilities Service on July 15, 1997. The remaining amounts are allocated to refinance the $1 million in debt assumed by the Company in the TCIC and Iway acquisitions and to cover the Company's 1997 capital expenditures program. Approximately $10.5 million of the Company's $11.1 million of capital expenditures through September 30, 1997, were financed by the RTFC. The balance represents amounts owed to contractors for the project. As of September 30, 1997, the Company's construction projects were on schedule and within budget. Accordingly, the Company currently believes that the balance of the RTFC loan facility will be adequate to cover all of its remaining 1997 capital expenditures. The Company further expects that the RTFC and other long-term financing sources will continue to be available to fund future capital expenditures and developments.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

         Revenues increased from $5,284,114 during the first nine months of 1996 to $8,440,667 in the first nine months of 1997, an increase of $3,156,553, or approximately 60%. Approximately $875,442 of this increase reflects the impact of rate increases in the Company's telephone operations put into effect during 1996. The remaining increase reflects additional revenues from the 19 new cable systems purchased by the Company during 1996, and additional revenues of $1,053,143 and $767,512 from the TCIC and Iway operations, respectively. Revenues from the Iway operations are included in Other Revenue in 1997 and account for a majority of the increase in Other Revenue during the first nine months of 1997 compared to the same period in 1996.

         Plant Operations expense increased from $1,278,642 during the first nine months of 1996 to $2,672,679 in the first nine months of 1997, an increase of $1,394,037, or approximately 109%. Approximately $657,035 and $363,839 of this increase was due to the additional costs and expenses from the operations of TCIC and Iway, respectively. The remaining increase is primarily due to increased operating costs associated with the 19 additional cable systems purchased by the Company during 1996.

         Depreciation and Amortization expense increased from $1,777,843 in the first nine months of 1996 to $2,379,769 during the first nine months of 1997, an increase of $601,926 or approximately 34%. Approximately $168,188 of this increase was due to the amortization of the excess of cost over net assets acquired in the acquisitions of TCIC and Iway and the depreciation of assets used in those operations. The balance of this increase is due primarily to the depreciation of additional assets used to operate the 19 cable systems acquired in 1996 and assets installed by the Company during the first nine months of 1997 as part of its network construction program.

         Other costs and expenses, including Customer, General and Administrative and Other Operating Expenses, increased from $2,259,560 during the first nine months of 1996 to $4,664,599 in the first nine months of 1997, an increase of $2,405,039 or approximately 106%. Of this increase, $585,438 is due to the inclusion of one-time, nonrecurring charges associated with the Conversion and Merger of the Company described above. These reorganization expenses do not arise from and are not representative of the Company's ongoing business. See Note 5 to the Company's
Consolidated Financial Statements. Approximately $771,449 and $406,778 of this increase is due to the additional costs and expenses from the operations of TCIC and Iway, respectively. The remaining increase is primarily due to increased employee costs in the Company's telephone and cable television operations.

         Interest Expense increased from $522,971 for the first nine months of 1996 to $791,920 during the first nine months of 1997, an increase of $268,949, or approximately 51%. Approximately $65,000 of this increase was attributable to the long-term debt assumed by the Company in its acquisitions of TCIC and Iway in December 1996. The balance of this increase is primarily due to the increase in long-term debt incurred by the Company to acquire the assets of 19 cable television systems in 1996, to refinance its RUS loans in July 1997, and to fund its 1996 and 1997 capital expenditures.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

         Revenues increased from $1,921,548 during the third quarter of 1996 to $2,825,986 in the same period of 1997, an increase of $904,438, or approximately 47%. Approximately $181,573 of this increase reflects the impact of rate increases in the Company's telephone operations put into effect during 1996. The remaining increase primarily reflects additional revenues of $422,328 and $292,368 from the TCIC and Iway operations, respectively. Revenues from the Iway operations are included in Other Revenue in 1997 and account for a majority of the increase in Other Revenue during the third quarter of 1997 compared to the same period in 1996.

         Plant Operations expense increased from $549,681 during the third quarter of 1996 to $1,018,806 in 1997, an increase of $469,125, or approximately 85%. Approximately $237,450 and $140,771 of this increase was due to the additional costs and expenses from the operations of TCIC and Iway, respectively. The remaining increase is primarily due to increased employee costs in the Company's telephone and cable television operations.

         Depreciation and Amortization expense increased from $625,007 in the third quarter of 1996 to $820,124 in 1997, an increase of $195,117 or approximately 31%. Approximately $60,360 of this increase was due to the amortization of the excess of cost over net assets acquired in the acquisitions of TCIC and Iway and the depreciation of assets used in those operations. The balance of this increase is due primarily to the depreciation of additional assets placed in service by the Company during the first nine months of 1997 as part of its network construction program.

         Other costs and expenses, including Customer, General and Administrative and Other Operating Expenses increased from $880,415 during the third quarter of 1996 to $1,605,459 in 1997, an increase of $725,044 or approximately 82%. Of this increase, $90,951 is due to the inclusion of one-time, nonrecurring charges associated with the Conversion and Merger of the Company described above. These reorganization expenses do not arise from and are not representative of the Company's ongoing business. See
Note 5 to the Company's Consolidated Financial Statements. Approximately $335,668 and $176,536 of this increase is due to the additional costs and expenses from the operations of TCIC and Iway, respectively. The remaining increase is primarily due to increased employee costs in the Company's telephone and cable television operations.

         Interest Expense increased from $240,674 for the third quarter of 1996 to $383,231 during 1997, an increase of $142,557, or approximately 59%. Approximately $18,508 of this increase was attributable to the long term debt assumed by the Company in its acquisitions of TCIC and Iway in December 1996. The balance of this increase is due to the increase in long term debt incurred by the Company to refinance its RUS debt and to fund its 1996 and 1997 capital expenditures.

                       PART II.   OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         On July 24, 1997, an action captioned as "Complaint/Shareholder Derivative Action" was filed in the Circuit Court for the County of Clay, South Dakota, First Judicial Circuit, by Ronald "Skip" Graff, on behalf of Dakota Cooperative Telecommunications, Inc. (the "Cooperative") the predecessor entity to the Registrant, Dakota Telecommunications Group, Inc. (the "Company"), against the Cooperative and Ross Benson, Dale Bye, Edward Christensen, Jr., Jeff Goeman, James Jibben, Palmer Larson, John Roth, John Schaefer, Thomas Hertz and Craig Anderson (the "individual defendants"). The Complaint was filed against the individual defendants both individually and in their capacities as members of the Board of Directors of the Cooperative. The description of the Complaint included in Item 1 of the Current Report on Form 8-K filed by the Cooperative and the Company on August 6, 1997 is here incorporated by reference.

         On November 10, 1997, Hon. Arthur L. Rusch, Judge for the Circuit Court of Clay County, South Dakota entered and filed an order dismissing the Complaint with prejudice in its entirety for failure to state a claim, provided, that Mr. Graff was given 10 days to amend his complaint to attempt to state a cause of action concerning the merger of Dakota Telecommunications Group, Inc., a South Dakota corporation, with and into Dakota Telecommunications Group, Inc., a Delaware corporation. Except as described above, to the best knowledge of the Company, as of the date of this filing, there are no pending legal proceedings against the Company.

Item 2.  CHANGES IN SECURITIES

PREFERRED STOCK PURCHASE RIGHTS

         On July 22, 1997, the Board of Directors of the Company declared a dividend of one Preferred Stock Purchase Right (the "Rights") on each outstanding share of common stock, no par value (the "Common Stock"), of the Company to stockholders of record on August 5, 1997. Each Right will entitle the holder thereof until August 4, 2007 (or, if earlier, until the redemption of the Rights), to buy one one-hundredth of a share (a "Unit") of Series A Junior Participating Preferred Stock, no par value (the "Preferred Stock"), at an exercise price of $100 per Unit, subject to certain antidilution adjustments. The Rights will be represented by certificates for Common Stock and will not be exercisable or transferable apart from the Common Stock until the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock (such person being referred to as an "Acquiring Person" and the date upon which such person becomes an Acquiring Person being referred to as the "Stock Acquisition

Date"), (ii) 10 business days following the commencement or announcement of an intention to commence a tender or exchange offer, the consummation of which would result in beneficial ownership by a person of 15% or more of the outstanding shares of Common Stock, or (iii) 10 business days after the Company's Board of Directors determines, pursuant to certain criteria set forth in the Rights Agreement, that a person beneficially owning 10% or more of the outstanding shares of Common Stock is an "Adverse Person" (the earlier of such dates being called the "Distribution Date"). Separate certificates representing the Rights will be mailed to record holders of Common Stock as of the Distribution Date. The Rights will first become exercisable on the Distribution Date, unless earlier redeemed, and could then begin trading separately from the Common Stock. Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company with respect to the shares for which the right is exercisable, including the right to vote or to receive dividends. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (the "Rights Agent").

         Each share of Preferred Stock purchasable upon exercise of the Rights will have a minimum preferential quarterly dividend rate of $10 per share but will be entitled to an aggregate dividend of 100 times the dividend declared on the shares of Common Stock. In the event of liquidation, the holders of Preferred Stock will receive a minimum preferred liquidation payment of $100 per share but will be entitled to receive an aggregate liquidation payment equal to 100 times the payment made per share of Common Stock. Each share of Preferred Stock will have 100 votes, voting together with the Common Stock. In the event of any merger, consolidation or other transaction in which shares of Common Stock are exchanged, each share of Preferred Stock will be entitled to receive 100 times the amount received per share of Common Stock. The rights of the holders of Preferred Stock as to dividends, liquidation and voting, and in the event of mergers and consolidations, are protected by customary antidilution provisions. Because of the nature of the Preferred Stock's dividend, liquidation and voting rights, the value of the interest in a share of Preferred Stock purchasable upon the exercise of each Right should approximate the value of one share of Common Stock.

         In the event that, any time following the Stock Acquisition Date, the Company were acquired in a merger or other business combination transaction or in the event 50% or more of its assets or earning power is sold, proper provision will be made so that each holder of a Right shall thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right. Alternatively, in the event that, any time following the Distribution Date, the Company were the surviving corporation in a merger with an Acquiring Person and its Common Stock was not changed or exchanged, or an Acquiring Person were to engage in certain specified self-dealing transactions with the Company, or an Acquiring Person becomes the beneficial owner of more than 15% of the then outstanding shares of Common Stock, or a person had been or was designated as an Adverse Person by the Company's Board of Directors in accordance with the criteria set forth in the Rights Agreement, proper provision shall be made so that each holder of a Right, other than the Acquiring Person, Adverse Person and certain related parties (whose Rights will thereafter be void), will thereafter have the right to receive upon exercise of a Right that number of shares of Common Stock having a market value of two times the exercise price of such Right.

         The Rights are redeemable, in whole but not in part, at a price of $.01 per Right at any time prior to the designation of a person as an Adverse Person under the Rights Plan or the fifteenth day after the Stock Acquisition Date. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and thereafter, the only right of holders of the Rights will be to receive the redemption price. The Rights will expire on August 4, 2007 (unless earlier redeemed).

         The purchase price payable, and the number of one one-hundredths of a share of Preferred Stock or other securities or property issuable, upon exercise of the Rights is subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Stock,
(ii) as a result of the grant to holders of the Preferred Stock of certain rights or warrants to subscribe for Preferred Stock or convertible securities at less than the current market price of the Preferred Stock, or
(iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends) or of subscription rights or warrants (other than those referred to above). With certain exceptions, no adjustment in the purchase price will be required until cumulative adjustments require an adjustment of at least 1% in such purchase price.

         Other than those provisions relating to the principal economic terms of the Rights, any of the provisions of the Rights Agreement may be amended by the Board of Directors of the Company prior to the Distribution Date. After the Distribution Date, the provisions of the Rights Agreement may be amended by the Board in order to cure any ambiguity, to make changes which do not adversely affect the interests of holders of Rights, or to shorten or lengthen any time period under the Rights Agreement, so long as no amendment to adjust the time period governing redemption shall be made at a time when the Rights are not redeemable.

         As of August 5, 1997, there were 985,216 shares of Common Stock outstanding. One Right was distributed to stockholders of the Company for each share of Common Stock owned of record by them on August 5, 1997. As long as the Rights are attached to the Common Stock, the Company will issue one Right with each new share of Common Stock issued so that all such shares will have Rights attached. The Company's Board of Directors has reserved for issuance upon exercise of the Rights 15,000 shares of Preferred Stock.

         The Rights have certain antitakeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors, except pursuant to an offer conditioned on the Rights being redeemed. The Rights should not interfere with any merger or other business combination approved by the Board of Directors prior to the fifteenth day after the Stock Acquisition Date since the Rights may be redeemed by the Company at $.01 per Right prior to such time.

         The Rights Agreement, dated as of July 22, 1997, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent, specifying the terms of the Rights (which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights to Purchase Preferred Stock) is attached as Exhibit 4.3 to this Form 10-QSB and is here incorporated by reference. The foregoing description of the Rights is qualified by reference to such Exhibit 4.3.

THE CONVERSION AND MERGER

         In addition, as described in the Introduction to Part I of this Form 10-QSB and more fully in the Registration Statement, the Conversion and Merger were completed during the quarter covered by this report. The descriptions of the Conversion and Merger under the headings "The Conversion" and "The Merger" in the Registration Statement are here incorporated by reference.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 21, 1997, a special meeting of the members of the Cooperative was held to vote on the adoption of amendments to its articles of incorporation to effect a conversion of the Cooperative into a South Dakota business corporation. A complete description of the special meeting is set forth in Item 1 of the current report on Form 8-K dated July 22, 1997, and filed by the Company on August 6, 1997, and such description is here incorporated by reference. At the special meeting 2,744 members voted in favor of the amendment, 290 members voted against the amendment and 66 members abstained from voting. There were no broker non-votes. As a result of the vote conducted at this special meeting, the Cooperative was converted into a South Dakota business corporation (the "South Dakota Corporation").

         Immediately following the special meeting of members of the Cooperative, a special meeting of the stockholders of the South Dakota Corporation was convened on July 21, 1997, and subsequently adjourned and completed on July 25, 1997, to vote on a reincorporation merger to merge the South Dakota Corporation into a Delaware company formed to permit the South Dakota Corporation to change its state of incorporation from South Dakota to Delaware. A complete description of the special meeting is set forth in Item 1 of the current report on Form 8-K dated July 22, 1997, and filed by the Company on August 6, 1997, and such description is here incorporated by reference. At the special meeting, 655,135 votes were cast in favor of the merger, 38,941 votes were cast against the merger and 8,614 votes were abstained. There were no broker non-votes. As a result of the vote conducted at this special meeting, the South Dakota Corporation was merged into the Company effective on July 25, 1997, and the Company is the sole surviving entity.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                       DOCUMENT

 3.1  Certificate of Incorporation of Dakota Telecommunications
      Group, Inc., a Delaware corporation. Filed as Exhibit 3.1 to the Company's Form 10-QSB for the period ended June 30, 1997.

 3.2 Bylaws of Dakota Telecommunications Group, Inc., a Delaware corporation. Filed as Appendix F to the Prospectus and Ballot/Proxy Statement filed as part of the Form S-4
      Registration Statement that became effective on June 13, 1997 (the "Registration Statement").

 4.1  Certificate of Incorporation of Dakota Cooperative
      Telecommunications Group, Inc., a Delaware corporation.
      Filed as Exhibit 3.1 to the Company's Form 10-QSB for the period ended June 30, 1997.

 4.2 Bylaws of Dakota Telecommunications Group, Inc., a Delaware corporation. Filed as Appendix F to the Prospectus and Ballot/Proxy Statement filed as part of the Registration
      Statement.

 4.3  Rights Agreement, dated as of July 22, 1997, between the
      Company, and Norwest Bank Minnesota, N.A., which includes the form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Stock as Exhibit B.

 4.4  Standstill Agreement dated November 27, 1996, among Dakota
      Cooperative Telecommunications, Inc., and the Selling

      Shareholders of TCIC Communications, Inc.  Filed as Exhibit
      4.7 to the Registration Statement.

 4.5  Standstill Agreement dated November 27, 1996, among Dakota
      Cooperative Telecommunications, Inc. and the Selling
      Shareholders of I-Way Partners, Inc. Filed as Exhibit 4.8 to the Registration Statement.

 4.6  Dakota Telecom, Inc. Loan Agreement with Rural Telephone
      Finance Cooperative dated January 29, 1996.  Filed as
      Exhibit 4.34 to the Registration Statement.

 4.7 Dakota Cooperative Telecommunications, Inc. and Dakota Telecom, Inc. Loan Agreement with Rural Telephone Finance Cooperative dated June 24, 1997. Filed as Exhibit 4.31 to the Company's Form 10-QSB for the period ended June 30, 1997.

 4.8 Dakota Cooperative Telecommunications, Inc. and Dakota Telecom, Inc. Mortgage and Security Agreement with Rural Telephone Finance Cooperative dated June 24, 1997. Filed as
      Exhibit 4.32 to the Company's Form 10-QSB for the period ended June 30, 1997.

 4.9 Dakota Cooperative Telecommunications, Inc. and Dakota Telecom, Inc. Pledge and Security Agreement with Rural Telephone Finance Cooperative dated June 24, 1997. Filed as
      Exhibit 4.33 to the Company's Form 10-QSB for the period ended June 30, 1997.

 4.10 The Company has several classes of long-term debt instruments outstanding in addition to those described in Exhibits 4.6 through 4.9. The amount of these classes of debt outstanding on September 30, 1997, does not exceed 10 percent of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1 Dakota Telecommunications Group, Inc. 1997 Stock Incentive Plan. Filed as Appendix J to the Registration Statement.

10.2 Dakota Telecommunications Group, Inc. Employee Stock Ownership Plan, effective July 22, 1997.

27    Financial Data Schedule.

    (b) REPORTS ON FORM 8-K. The following current report on Form 8-K was filed during quarter:

     DATE OF EVENT            ITEMS                FINANCIAL
        REPORTED            REPORTED            STATEMENTS FILED
     -------------          --------            ----------------
     July 22, 1997           1 and 7             Not Applicable

                                SIGNATURES

         In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DAKOTA TELECOMMUNICATIONS
                                        GROUP, INC.



Date: November 14, 1997                By  /S/THOMAS W. HERTZ
                                       Thomas W. Hertz
                                       President and Chief Executive
                                        Officer


Date: November 14, 1997                By /S/CRAIG A. ANDERSON
                                       Craig A. Anderson
                                       Executive Vice President -
                                        Marketing and Chief Financial Officer
                                       (Principal Financial and Accounting
                                        Officer)

                               EXHIBIT INDEX


EXHIBIT
NUMBER                        DOCUMENT

 3.1 Certificate of Incorporation of Dakota Telecommunications Group, Inc., a Delaware corporation. Filed as Exhibit 3.1 to the Company's Form 10-QSB for the period ended June 30, 1997.

 3.2 Bylaws of Dakota Telecommunications Group, Inc., a Delaware corporation. Filed as Appendix F to the Prospectus and Ballot/Proxy Statement filed as part of the Form S-4 Registration Statement that became effective on June 13, 1997 (the "Registration Statement").

 4.1 Certificate of Incorporation of Dakota Cooperative Telecommunications Group, Inc., a Delaware corporation. Filed as Exhibit 3.1 to the Company's Form 10-QSB for the period ended June 30, 1997.

 4.2 Bylaws of Dakota Telecommunications Group, Inc., a Delaware corporation. Filed as Appendix F to the Prospectus and Ballot/Proxy Statement filed as part of the Registration Statement.

 4.3 Rights Agreement, dated as of July 22, 1997, between the Company, and Norwest Bank Minnesota, N.A., which includes the form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Stock as Exhibit B.

 4.4 Standstill Agreement dated November 27, 1996, among Dakota Cooperative Telecommunications, Inc., and the Selling Shareholders of TCIC Communications, Inc. Filed as Exhibit
                4.7 to the Registration Statement.

 4.5 Standstill Agreement dated November 27, 1996, among Dakota Cooperative Telecommunications, Inc. and the Selling Shareholders of I-Way Partners, Inc. Filed as Exhibit 4.8 to the Registration Statement.

 4.6 Dakota Telecom, Inc. Loan Agreement with Rural Telephone Finance Cooperative dated January 29, 1996. Filed as
                Exhibit 4.34 to the Registration Statement.

 4.7 Dakota Cooperative Telecommunications, Inc. and Dakota Telecom, Inc. Loan Agreement with Rural Telephone Finance Cooperative dated June 24, 1997. Filed as Exhibit 4.31 to the Company's Form 10-QSB for the period ended June 30, 1997.

 4.8 Dakota Cooperative Telecommunications, Inc. and Dakota Telecom, Inc. Mortgage and Security Agreement with Rural Telephone Finance Cooperative dated June 24, 1997. Filed as
                Exhibit 4.32 to the Company's Form 10-QSB for the period ended June 30, 1997.

 4.9 Dakota Cooperative Telecommunications, Inc. and Dakota Telecom, Inc. Pledge and Security Agreement with Rural Telephone Finance Cooperative dated June 24, 1997. Filed as
                Exhibit 4.33 to the Company's Form 10-QSB for the period ended June 30, 1997.

 4.10 The Company has several classes of long-term debt instruments outstanding in addition to those described in Exhibits 4.6 through 4.9. The amount of these classes of debt outstanding on September 30, 1997, does not exceed 10 percent of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1 Dakota Telecommunications Group, Inc. 1997 Stock Incentive Plan. Filed as Appendix J to the Registration Statement.

10.2 Dakota Telecommunications Group, Inc. Employee Stock Ownership Plan, effective July 22, 1997.

27              Financial Data Schedule.