Form 10KSB40
period 1997-12-31
DAKOTA TELECOMMUNICATIONS GROUP DELAWARE INC
filed 1998-03-31
CIK 1034119

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-KSB

    [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1997

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _____________

                     COMMISSION FILE NUMBER: 333-22025

                   DAKOTA TELECOMMUNICATIONS GROUP, INC.
              (Name of Small Business Issuer in its Charter)

         DELAWARE                                    91-1845100
   (State or Other Jurisdiction       (I.R.S. Employer Identification No.)
of Incorporation or Organization)

         29705 453RD AVENUE
         IRENE, SOUTH DAKOTA                         57037-0066
(Address of Principal Executive Offices)             (Zip Code)

                              (605) 263-3301
             (Issuer's Telephone Number, Including Area Code)

    Securities Registered under Section 12(g) of the Exchange Act: NONE

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  __X__     No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

State issuer's revenues for its most recent fiscal year. The issuer's revenues for the year ended December 31, 1997, were $14,005,196.

As of March 11, 1998, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $21,961,587.50. This amount is based the price of $12.50 share for the registrant's stock as sold by it in a registered offering on such date.

As of March 16, 1998, the issuer had outstanding 1,907,255 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format (check one)   Yes    No __X__

                    DOCUMENTS INCORPORATED BY REFERENCE

Part II, Items 5, 6 and 7, incorporate by reference portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997.

                                  PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

     The Company is a Delaware corporation that was organized in 1997. Its predecessor was Dakota Cooperative Telecommunications, Inc., a stock-based South Dakota cooperative association that was formed on April 3, 1952 (the "Cooperative"). In July 1997, the Cooperative was converted (the "Conversion") into a South Dakota corporation, which was named Dakota Telecommunications Group, Inc. ("DTG"). Immediately after the Conversion, DTG was merged (the "Merger") with and into the Company. The Company was the surviving corporation in the Merger and assumed all of the operations, assets and liabilities of DTG immediately before the Merger. The mailing address of the Company's principal executive office is Post Office Box 66, 29705 453rd Avenue, Irene, South Dakota 57037-0066. Its telephone number is (605) 263-3301.

BUSINESS

     The Company is a competitive local exchange carrier ("CLEC") specializing in the design, construction and operation of broadband telecommunications systems for communities in South Dakota and the surrounding states. The Company currently operates 13 exchanges in southeastern South Dakota, four of which were built in 1997, incorporating over 2,240 miles of copper plant, 300 miles of coaxial cable and approximately 10,000 fiber miles of fiber optic lines. The Company's main growth strategy is to continue to expand and build new systems in South Dakota, Minnesota, Iowa and Nebraska.

     The Company provides a full range of bundled telecommunications products and services to its customers including switched local dial tone and enhanced services, network access services, long distance telephone services, operator assisted calling services, telecommunications equipment sale and leasing services, cable television services, data networking services, Internet access and related services and local area network and wide area network ("LAN/WAN") services. The Company's customer base includes approximately 6,100 local service access lines, 5,500 cable television subscribers, 7,000 Internet users, and over 2,000 active LAN/WAN business customers located primarily in South Dakota, Northwestern Iowa and Southwestern Minnesota. The Company and its predecessors have been engaged in the telecommunications business since 1903.

     The Company has a long history of aggressive and proactive growth.
The Company was originally incorporated as a stock cooperative in South
Dakota on April 3, 1952, through the consolidation of several small independent telephone companies in Southeastern South Dakota. From the date of formation through 1979, the Company operated principally as a telephone company. Today, the Company continues these operations and has expanded into cable television and other related telecommunications services. In
1979, the Company expanded into community antenna television (cable) ("CATV") by building cable systems in its local markets. In the mid-1980s, the Company expanded into the cellular market through partnerships with cellular companies serving the Company's market area. The Company sold its rural cellular operations in 1994 and its Sioux Falls, South Dakota operations in 1995, in an effort to focus on new wireless technologies. The Company expanded its cable operations in 1995 and 1996, and further expanded with the acquisitions in 1996 of TCIC Communications, Inc. ("TCIC") (long distance and operator services), Iway Inc. ("Iway") (Internet services), and in 1997 of Futuristic, Inc. dba DataNet ("DataNet") (LAN/WAN integration services). All three companies continue to operate as wholly-owned subsidiaries of the Company under the names DTG Communications, Inc., DTG Internet, Inc.
and DTG DataNet, Inc., respectively. The Company has also entered into an agreement to acquire by merger Vantek Communications, Inc. and Van/Alert, Inc., two South Dakota corporations (collectively, "Vantek"). Vantek is a leading mobile radio operator and operates one of the largest paging businesses in South Dakota. The Company anticipates that, subject to the satisfaction of necessary conditions, the merger will be completed in mid 1998. As a result of this expansion, today the Company is a fully diversified telecommunications services company, offering product and service bundles which currently cannot be matched by any competitor in its existing and selected target markets.
The Company intends to continue to explore expansion through strategic acquisitions and business alliances in an effort to facilitate the growth of the Company.

     TELECOMMUNICATIONS INDUSTRY OVERVIEW. From the formation of the telephone industry in the late 1800s until the breakup of AT&T Corp. ("AT&T") in 1984, the telecommunications industry was largely dominated by AT&T through its ownership and operation of the Bell operating companies. Rural areas which provided little market share for AT&T were left to be served by small independent telephone companies like the Company and its predecessors. In 1984, the structure of the industry was significantly changed by the AT&T divestiture decree, which required the divestiture by AT&T of its 22 Bell operating companies and divided the country into 201 local access and transport areas ("LATAs") (the "AT&T Divestiture Decree"). The Bell operating companies were combined into seven Regional Bell Operating Companies ("RBOCs") and were permitted to provide local telephone service, local access service to long distance carriers and long distance ("intra-LATA") service within the LATAs. However, the Bell operating companies were prohibited from providing inter-LATA long distance service, or service between LATAs.

     The AT&T Divestiture Decree had a profound effect on the long distance portion of the telecommunications industry in the United States. To encourage competition in the long distance market, the AT&T Divestiture Decree and certain Federal Communications Commission ("FCC") regulations require most local exchange companies ("LECs") to provide carriers with access to local exchange service that is "equal in type, quality and price" to that provided by AT&T and to allow customers to select their preferred long distance service provider. As a result, a large number of companies specializing in long distance services entered the market.

     For each long distance call, the originating and terminating LECs charge an access fee to the long distance carrier. The long distance carrier charges its customers a fee for its transmission of the call, a portion of which covers the cost of the access fees charged by the LECs. Access charges represent a significant portion of the Company's gross revenues from its local exchange operations as well as a significant portion of the Company's cost of providing long distance services. Generally, the FCC and the states regulate such access charges. The FCC has undertaken a comprehensive review of its regulation of LEC access charges to better account for increasing levels of local competition.

     In February 1996, President Clinton signed the Telecommunications Act of 1996 (the "1996 Act"). The 1996 Act significantly changed the telecommunications industry by (among other things) removing certain of the restrictions concerning the provision of long distance service by the RBOCs. The RBOCs, however, are required to obtain specific FCC approval and satisfy other conditions, including a checklist of interconnection and other requirements applicable to LECs, prior to providing long distance service in the regions in which the LECs provide local exchange service.
In addition, the 1996 Act opened local service telecommunications markets to competition by preempting state and local laws to the extent that such laws prevent competition in the provision of any telecommunications service, and by imposing a variety of new duties on LECs to promote competition in local exchange services. Among other requirements, all LECs, including the Company, are required, on a non-discriminatory basis, to permit resale of their telecommunications services without unreasonable restrictions or conditions. The law and its accompanying regulations will enable the Company, upon receipt of all necessary regulatory approvals, to resell local telecommunications services in exchanges outside of the Company's traditional service territories in addition to its existing long distance services. The basis upon which such local services will be available to carriers, such as the Company, for resale are to be determined in proceedings of various state public utilities commissions. The Company believes that the opening of the local telecommunications services market to resellers provides the Company with significant growth opportunities while posing a much smaller threat in its small rural local exchanges.

     BUSINESS STRATEGY. The Company's business strategy is to attempt to achieve continued growth through the construction and operation of new broadband telecommunications systems and by developing and marketing a broad array of competitively priced telecommunications services over these systems. The Company's primary objectives in pursuing this strategy are to:

     (i) develop new and enhanced products and services through upgrading the Company's existing network and expanding this network, where feasible, into new markets. The Company substantially rebuilt its existing network in 1997 and plans to continue expanding this infrastructure in 1998;

     (ii) expand the Company's sales and marketing activities by increasing its advertising and promotional activities and enlarging its sales force to include direct and independent sales representatives and telesales marketing agents who would target commercial and residential accounts. The Company intends to supplement its sales force by rebuilding its customer support functions, enhancing its strong field service operations and improving its direct billing capabilities; and

    (iii) expand its revenue base through selected acquisitions of companies and facilities in the telecommunications and cable television industries and other related industries.

     There can be no assurance that the Company will be successful in implementing its business strategy or attaining the profitable growth that is desired.

     LOCAL TELECOMMUNICATIONS SERVICES. The Company's local telecommunications services are provided directly by the Company. As of December 31, 1997, the Company provided services to approximately 6,100 access lines located in 13 communities in nine counties in Southeastern South Dakota. The Company's service area is generally rural, covering approximately 1,100 square miles, with an average of 5.4 access lines per square mile. The Company is classified as a "rural company" under the 1996 Act and receives Universal Service Fund monies, although such funds constituted less than one percent of the Company's gross revenues in 1997.

     The Company's local telecommunications services include: (i) local dial tone; (ii) local private line and public telephone services (including dial tone service for pay telephones owned by the Company and other pay phone providers); (iii) dedicated and switched data transmission services;
(iv) the sale, installation and maintenance of customer premise equipment; and (v) related services such as directory listing services. In connection with the Company's continuing strategy to provide a greater selection of value-added products, the Company has also introduced advanced services such as Caller ID, distinctive ringing, call waiting, call forwarding and three-way calling. The Company also introduced its new Distance Learning program, which the Company currently anticipates by the fall of 1998 will link 14 local schools with the University of South Dakota's School of

Education to allow these local schools to share interactive televised classroom sessions. The Company desires to implement a similar system to link hospitals and medical clinics throughout rural communities in Southeastern South Dakota.

     In addition to providing local telephone service, the Company also provides network access services to national and regional interexchange carriers ("IXCs"). Network access service refers to the link provided by LECs between a customer's premises and the transmission facilities of other telecommunications carriers, generally inter-LATA long distance carriers. Examples of exchange access services include switched access and special access services. Network access revenues are billed directly to long distance carriers based on the number of conversation minutes generated by their customers located in the Company's exchanges. The interstate portion of these revenues is based on switched, common-line and special access tariffs approved by the FCC. The tariffs imposed by the FCC include end-user access charges to residential and business customers. State access is based on similar rate structures that are subject to approval by the South Dakota Public Utilities Commission. Unlike many LECs, the Company does not provide billing or collection services for interexchange long distance carriers operating in the Company's local exchanges.

     In addition to its current local service business, the Company also is attempting to position itself to resell local exchange services in exchanges where it currently does not operate its own facilities. The Company has filed an application in South Dakota, and currently intends in the future to file applications with the public utilities commissions in several states, seeking authorization to resell local exchange telecommunications products and services. As of December 31, 1997, the Company obtained local exchange resale authorization in South Dakota. The Company currently anticipates that it will have filed applications for authorization to resell local exchange telecommunications services and products in a number of states surrounding South Dakota by the end of 1998. There can be no assurance that the public utilities commissions in other states will authorize the Company to resell local exchange telecommunications services and products in those states.

     Local service, including network access services, has historically been the Company's core business. In 1997, revenues from local services were approximately $5.4 million, representing approximately 39% of the Company's aggregate revenues. The Company currently anticipates that these revenues will continue to account for a substantial portion of the Company's revenues in the future, subject to possible regulatory change. Although network bypass and alternative local access telephone service providers are potential competitive threats to the Company, no significant competition has occurred to date in the Company's incumbent local exchange communities. Competition is very active in the new communities the Company enters as part of its CLEC expansion strategy.

     LONG DISTANCE TELECOMMUNICATION SERVICES. The Company provides a wide range of long distance telecommunications services to both residential and commercial customers. These services include: (i) basic long distance calling service; (ii) voice and data services; (iii) dedicated private line services; (iv) collect calling, operator assistance and calling card services, including prepaid calling cards; (v) toll free or 800 services; and (vi) switched and dedicated Internet access services. The Company offers these services individually and in combinations. Through combined offerings, the Company is able to provide customers with added benefits such as single billing, unified services for multi-location companies and customized calling plans.

     The Company operates its own switches, develops and implements its own products, monitors and deploys its transmission facilities and prepares and designs its own billing and reporting systems. All of the Company's customers are identified by their telephone number, dedicated trunk or validated access code, and have a rating which is used to determine the price per minute that they pay on their outbound or inbound long distance calls. Rates typically vary by the type of service, the volume of usage, the distance of the calls, the time of day that calls are made, the region that originates the call and whether the product is being provided on a promotional basis. In 1997, long distance revenues were approximately $3.5 million, representing 25% of the Company's gross revenues. The Company anticipates that its long distance revenues will continue to grow in 1998, due to the building of new telecommunications systems and the Company's sales efforts.

     The Company provides long distance services in various ways. For customers located in the Company's local South Dakota exchanges, long distance services are provided primarily by the Company as part of its local service. For customers located outside of the Company's local exchanges or using operator assisted services, all long distance services are provided by DTG Communications, Inc., the Company's wholly owned subsidiary. Currently DTG Communications, Inc. is authorized to sell long distance services in North Dakota, South Dakota, Iowa, Nebraska, Minnesota, Montana and several other states. However, most of the Company's long distance revenues are derived from South Dakota. Internet long distance access services are provided by DTG Internet, Inc.

     WIRELESS SERVICES. The Company is exploring the possibility of expanding its existing telecommunications services by providing broadband personal communications services ("PCS"). PCS is, from a customer standpoint, similar to existing cellular radio services ("cell phones"). The primary difference between PCS and cell phones is that PCS is a digital service rather than an analog service (although current cellular providers are moving to digital service as well) using different technology and a different licensed portion of the frequency spectrum. The FCC has, between December 1994 and January 1997, auctioned six blocks of frequency for PCS that will compete with the two existing cellular licensees in each of the FCC-designated markets.

     On December 13, 1996, the FCC adopted rules to permit geographic partitioning and spectrum disaggregation for all broadband PCS licensees. These rules will give the existing licensees and potential new entrants greater flexibility to determine how much spectrum they will need for the geographic areas in which they provide service. The Company entered negotiations with the winners of the A- and B-Block auctions for the Minneapolis, Minnesota and the Des Moines, Iowa Major Trade Areas ("MTAs") to partition or disaggregate portions of the blocks that cover areas of interest to the Company in Southeastern South Dakota, Northwestern Iowa and Southwestern Minnesota. These negotiations have not reached a definitive point, and there are no existing financial or other commitments between the parties.

     The Company has an agreement to share frequency with US WEST Wireless for participation in the PCS D- and E-Block auction. This auction concluded on January 14, 1997, with US WEST Wireless being the successful bidder on BTA-421 (Sioux City) for the E-Block at $2.44 per population point. The Company's agreement covers 104,900 population points in the Company's area of interest in Southeastern South Dakota and Northwestern Iowa outside of the municipal boundaries of Sioux City. The total investment by the Company is $255,956. The Company has entered negotiations with US WEST Wireless for additional portions of the BTA, but there is no assurance that these negotiations will be successful for the Company.

     Currently, there are no active PCS operations in the Company's markets. The two cellular companies that cover the Company's market are Western Wireless, Inc. d/b/a Cellular One and CommNet Cellular, Inc. ("CommNet"). Since there will be six PCS licensees competing with two established cellular licensees in each market area, the Company expects the wireless service market to be highly competitive. The Company initially plans to focus on the use of its PCS services to provide fixed wireless services in its existing markets and surrounding areas, and to use the wireless services as a complement and supplement to other services offered by the Company. The Company has not yet established its final PCS development plan. There can be no assurance that the Company will be able to make wireless services a profitable part of its overall business.

     The Company had an interest in the Sioux Falls Cellular Limited Partnership ("SFLP") together with several other independent telephone companies and CommNet of Englewood, Colorado. The Company had a nine percent limited partnership interest, and a 20% interest in Dakota Systems, Inc. ("DSI"), a South Dakota corporation, which in turn held a four percent minority general partner interest in SFLP. In 1995, the Company sold, at a substantial gain over its initial investment, its entire interest in SFLP and in DSI to the remaining partners and shareholders of DSI. The Company's decision to sell its interest was influenced by (i) the limited control and influence available because of the structure of the limited partnership and (ii) the Company's decision to focus on new technology and new markets, including PCS.

     INTERNET SERVICES. The Company is the largest provider of Internet services in South Dakota. The Company provides a wide range of Internet services including Internet access options (both dial-up and dedicated), Web page development and hosting services, Internet applications development and training and consulting services to businesses, professionals and other on-line services providers. As of December 31, 1997, the Company hosted approximately 143 Web sites with an additional 6 sites under development. The Company estimates that its access services are used by approximately 7,000 users. Total Internet revenues in 1997 were approximately $1 million, representing approximately 7% of the Company's total gross revenues.

     In December 1994, Iway started its Internet operations, which the Company purchased in December 1996. Iway, now renamed DTG Internet Services, Inc., operates as a wholly owned subsidiary of the Company. The Company anticipates that in the future it may attempt to consummate additional acquisitions to expand its Internet service base.

     The Internet is a global collection of computer networks cooperating to enable commercial organizations, educational institutions, government agencies and individuals to communicate electronically, access and share information and conduct business. The Internet originated with the ARPAnet, a restricted network started in 1969 by the United States Department of Defense Advanced Research Projects Agency to provide efficient and reliable long distance data communications among the disparate computer systems used by government-funded researchers and organizations. Unlike other public and private telecommunications networks that are managed by businesses, government agencies and other entities, the Internet is a cooperative interconnection of many such public and private networks. The networks that comprise the Internet are connected in a variety of ways, including public switched telephone network and high-speed, dedicated leased lines. Communications on the Internet are enabled by transmission control protocol/Internet protocol ("TCP/IP"), an Internet-working standard that enables communications across the Internet regardless of the hardware and the software used.

     Recent technological advances, including increased microprocessor speeds and the development of easy-to-use graphic interfaces, combined with cultural and business changes, have led to the Internet being integrated into the activities of a multitude of individuals and the operations and strategies of numerous business organizations. For example, a growing number of employees within organizations have access to corporate networks, thereby increasing the amount of electronic communication both within and between organizations. In addition, the rapid growth of the installed base of home personal computers equipped with communication devices such as modems has created the ability to communicate electronically from home. These technological and business trends have led to an increase in the number of on-line services and Internet access providers.

     More recently, the development of World Wide Web technology and associated easy-to-use software has made the Internet easier to navigate and more accessible to a larger number of users and for a broader range of applications. While there has been significant media interest in the use of the Internet by consumers, business and professional organizations currently represent a more significant percentage of Internet use. These organizations increasingly are recognizing that the Internet can enhance communications, both among their geographically distributed locations and employees, and with their business partners and customers. In addition, businesses are realizing that the Internet can enable many applications which were previously unavailable or cost-prohibitive. For example, small and medium-sized businesses can establish and maintain a global presence and market and distribute their products and services electronically.

     Despite the growing interest in the many commercial uses of the Internet, the Company believes that many businesses, especially small businesses, have been deterred from purchasing Internet access services for a number of reasons, including: (i) inconsistent quality of service; (ii) lack of availability of cost-effective high-speed options; (iii) limited number of local access points for corporate users and customers; (iv) inability to integrate business applications on the Internet; (v) need to deal with multiple and frequently incompatible vendors; (vi) inadequate protection of the confidentiality of stored data and information moving across the Internet; and (vii) lack of tools to simplify Internet access and use.

     To address the needs of small businesses in South Dakota and surrounding states, the Company offers a comprehensive range of Internet access options, applications, training and consulting services tailored to meet the needs of small and medium-sized businesses and their customers. The products and services provided by the Company include dial-up and dedicated access, Web page development, Web page hosting, client software and security products and training. This array of products and services enables Internet users to purchase access, applications and services, including integration services, through a single source. The Company's products and services are supported by a technical staff that it believes is highly experienced in Internet operations and services, especially as they relate to small businesses. The Company's objective is to continue to develop and market value-added Internet services in the smaller markets in South Dakota and the surrounding states. Rates for the Company's Internet services vary depending on the type and range of service options.

     CABLE TELEVISION SERVICES. Through its subsidiaries, the Company owns and operates 26 cable television systems located in Southeastern South Dakota, Northwestern Iowa and Southwestern Minnesota ranging in capacity from 300 to 750 MHZ. As of December 31, 1997, these systems provide service to approximately 5,500 subscribers. No single community accounts for more than 12% of the Company's total basic CATV subscribers. Total cable revenues in 1997 were approximately $1.5 million, representing approximately 11% of the Company's total gross revenues.

     The Company believes that this geographic diversity reduces its exposure to adverse economic, competitive and regulatory factors in any particular community. The Company has been engaged in the cable television business since 1979. In 1996, as part of its expansion strategy, the Company acquired the assets of 19 of its total cable television systems, accounting for approximately 3,600 of the 5,500 current subscribers. The Company anticipates that in the future it may attempt to consummate additional acquisitions to expand its customer base and service markets.

     Cable television systems receive video, audio and data signals transmitted by nearby television and radio broadcast stations, terrestrial microwave relay services and communications satellites. Such signals are then amplified and distributed by coaxial cable and optical fiber to the premises of customers who pay a monthly fee for the service. The Company does not hold any dedicated spectrum licenses issued by the FCC related to its cable television operations, although the Company believes that it holds all other necessary licenses to operate its systems. The number of channels provided by the Company varies by service area. The sources of the Company's cable television programming consist of the signals received from national television networks, local and other independent television stations that operate in or near the Company's service areas, satellite-delivered non-broadcast channels and public service channels and announcements.

     The Company provides programming to its subscribers pursuant to contracts with programming suppliers. The Company generally pays a flat monthly fee per subscriber for programming on its basic and premium services. A number of programming suppliers provide volume discount pricing structures and/or offer marketing support to the Company through the Company's participation in a purchasing pool with other small cable system operators. The Company's programming contracts generally are for fixed periods of time ranging from 3 to 10 years and are subject to negotiated renewal. The costs to the Company to provide cable programming have increased in recent years and are expected to continue to increase due to additional programming being provided to basic subscribers, increased costs to produce or purchase cable programming, inflationary increases and other factors. Effective in May 1994, the FCC's rate regulations under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") permitted operators to pass through to customers increases in programming costs in excess of the inflation rate. Management believes that the Company will continue to have access to programming services at reasonable price levels, although there can be no assurance that the Company can in the future maintain its access at reasonable price levels.

     Monthly fees for cable services vary depending on the nature and type of service. The Company offers a basic cable service package (primarily comprised of local broadcast signals, popular national satellite channels and public, educational and governmental access channels) and premium movie channels. The monthly fee for basic service generally ranges from $17.95 to $24.95 depending on the number of channels offered, and the monthly service fee for premium channels is $7.95 per channel. Also, the Company generally assesses a nonrecurring installation charge of up to $35.00. Customers are free to discontinue service at any time without penalty. The Company currently does not offer Pay-TV or "pay-per-view" services, but anticipates doing so in the future as it upgrades the capacity of its systems.

     The Company's cable television business is dependent to a large extent on its ability to obtain and renew its franchise agreements with local government authorities on acceptable terms. The Company believes that it has maintained good relations with its local franchise authorities. The Company has never had a franchise revoked and, as of December 31, 1997, all of its franchises have been renewed or extended at their expirations. Most of the Company's present franchises had initial terms of approximately 10 to 15 years. As of December 31, 1997, all of the Company's franchises have been renewed or extended, generally at or prior to their stated expirations and on terms which are acceptable to the Company. In this regard, during 1996, the Company completed negotiations with 19 communities resulting in franchise renewals. Federal law, including the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the 1992 Cable Act, limits the power of the franchising authorities to impose certain conditions upon cable television operators as a condition of the granting or renewal of a franchise. The Company has 26 franchises, three of which are up for franchise renewal within the next three years. No one cable television franchise accounts for more than 10% of the Company's total cable television revenue.

     Franchise agreements contain varying provisions relating to construction and operation of cable television systems, including: (i) time limitations on the commencement and/or completion of construction;
(ii) quality of service, including (in certain circumstances) requirements as to the number of channels and broad categories of programming offered to subscribers; (iii) rate regulation; (iv) provision of services to certain institutions; (v) provision of channels for public access and commercial leased-use; and (vi) maintenance of insurance and/or indemnity bonds. The Company's franchises also typically provide for periodic payments of fees, generally ranging from zero to three percent of revenues, to the governmental authority which grants the franchise. Franchises usually require the consent of the franchising authority prior to a transfer of the franchise or a transfer or change in ownership or operating control of the franchisee.

     Subject to applicable law, a franchise may be terminated prior to its expiration date if the cable television operator fails to comply with the material terms and conditions of the franchise. Under the 1984 Cable Act, if a franchise is lawfully terminated, and if the franchising authority acquires ownership of the cable television system or effects a transfer of ownership to a third party, such acquisition or transfer must be at an equitable price or, in the case of a franchise existing on the effective date of the 1984 Cable Act, at a price determined in accordance with the terms of the franchise, if any.

     In connection with a renewal of a franchise, the franchising authority may require the cable operator to comply with different and more stringent conditions than those originally imposed, subject to the provisions of the 1984 Cable Act and other applicable federal, state and local law. The 1984 Cable Act, as supplemented by the renewal provisions of the 1992 Cable Act, establishes an orderly process for franchise renewal which protects cable operators against unfair denial of renewal when the operator's past performance and proposal for future performance meet the standards established by the 1984 Cable Act. The Company believes that its cable television systems generally have been operated in a manner which satisfies such standards and allows for the renewal of such franchises; however, there can be no assurance that the franchises for such systems will be successfully renewed as they expire.

     LAN/WAN SERVICES. Through its DataNet subsidiary, the Company is a leading provider of services and products designed to build and manage personal computer network infrastructures for businesses throughout its service territories. The Company provides customized, integrated solutions for its customers' distributed computing networks by combining a comprehensive offering of value-added services with its expertise in sourcing and distributing PCs, network products, computer peripherals and software from a variety of vendors.  The Company endeavors to provide a one-stop source for integrating the design and consulting, acquisition and deployment, operation and support, and enhancement and migration of computer network operations. Typical services provided by the Company include the review of customer system requirements; the selection, design and planning of system components; the procurement, configuration, distribution, installation, cabling and connectivity of complete computer networks; and operating and network support services such as equipment adds, moves, and changes, repair
and maintenance, help desk operations, and network monitoring.   The
Company's LAN/WAN customer base extends to approximately 6,000 business customers throughout South Dakota and the surrounding states, with approximately 2,000 accounts active at any one time. In 1997, total revenues from LAN/WAN services was approximately $1.8 million, representing approximately 13% of the Company's total gross revenues. However, the Company operated its DataNet subsidiary for only one month in 1997. In
1998, the Company anticipates that revenues from this source will increase substantially as a percentage of its total gross revenues.

     MAIN NETWORK OPERATIONS. The Company provides its local services and related long distance services primarily over its own network. The Company operates an advanced digital telecommunications network consisting of one Lucent 5ESS switch with nine subtending switches for its local services network, one Summa Logic digital switch for operator services and advanced long distance services, leased transmission lines to complete calls for its domestic and international long distance services and sophisticated network management systems designed to optimize traffic routing. The Company's network encompasses approximately 2,240 miles of copper trunk lines and customer connections and about 10,000 fiber miles of fiber optic cabling.

     The Company seeks to actively manage and improve its network. The Company spent approximately $10 million in 1997 to complete the deployment of Synchronous Optical Network ("SONET") fiber rings within its network and centralize and upgrade its switching equipment through the construction of a new switching center and the installation of a Lucent 5ESS switching platform with advanced digital switching technologies. The Company currently plans to continue to expand its SONET network backbone in 1998.

     SONET technology substantially increases the speed at which data is carried on the Company's network, thereby allowing the Company to provide high-speed multimedia applications and information services throughout its network. In addition, SONET permits the Company to install customer circuits more quickly and improves monitoring of the network by anticipating certain problems before they occur. Further, when deployed in a ring design, SONET allows the Company to provide its customers with millisecond restoration of traffic in the event of a network outage.

     INTERNET NETWORK OPERATIONS. The Company's Internet network is based on leased circuits and frame-relay based network access to the Internet National Access Points ("NAPs") in Denver, Colorado, and Willow Springs, Illinois (a southern suburb of Chicago). This gives the Company full physical redundancy to the main MCI Communications Corporation ("MCI") Internet backbone. This network is controlled by a Bay Networks router located in the Company's Internet network operations center in Sioux Falls, South Dakota. Customers are able to access this network through dedicated lines, by dialing into existing frame relay circuits or by placing a local or long distance call (dial-up) through modems to the Sioux Falls switching center. Once connected, the customer's traffic is routed through the operation center modem banks to the Bay Networks router and into the Internet via the Company's NAP connections.

     The Company continues to upgrade its network infrastructure in response to the increased number of customers purchasing Internet access and Web page hosting services. The Company also currently plans to increase its NAP access speeds to handle larger levels of customer traffic at higher data transfer speeds.

     CABLE NETWORK OPERATIONS. The Company uses a combination of coaxial cable and optical fiber for transmission of television signals to subscribers. Optical fiber is a technologically advanced transmission medium capable of carrying cable television signals via light waves generated by a laser. The Company currently uses fiber optic technology to serve ten communities with a single CATV head-end facility. The Company anticipates that it will convert several additional systems over the next several years. It is anticipated that the systems, which facilitate digital transmission of voice, video and data signals as discussed below, will have optical fiber to neighborhood nodes tied to the Company's telecommunications network with coaxial cable distribution downstream to subscribers' homes from that point.

     The balance of the Company's cable systems currently operate on a stand-alone basis with each community system supported by its own signal processing center, known as a cable "head-end." A typical Company system consists of signal receiving, encoding and decoding apparatus, distribution systems and subscriber house-drop equipment. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Head-ends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. The Company's distribution systems consist of coaxial cables and related electronic equipment. Subscriber equipment consists of taps, house drops, converters and analog addressable converters.

     In 1997, the Company rebuilt four of its cable systems using advanced digital fiber optic/coax cabling techniques that allows it to offer both cable television and additional telecommunications services, such as local and long distance calling and high speed data transmission and Internet access services, over the same network. These systems are interconnected to the Company SONET fiber optic network and switched from its new centralized switching facility. The Company also currently plans to install digital advertising insertion equipment in its central switching center. This equipment would allow the Company to significantly enhance the flexibility and reliability of its advertising sales. These enhancements enable the Company to offer increased programming channels with a higher quality signal at a lower per channel cost.

COMPETITION

     The telecommunications industry is highly competitive and affected by rapid regulatory and technological change. Regulatory trends have had, and may have in the future, significant effects on competition in the Company's industry. New technology is continuing to expand the types of available communications services and equipment and the number of competitors offering such services. The Company faces actual and potential competition in all of its businesses. Most of the Company's competitors are large companies which have considerably greater financial, technological, marketing and other resources than the Company.

     The Company believes that the factors critical to a customer's choice of a telecommunications services provider are cost, ease of use, speed of installation, quality, reputation and, in some cases, geography and network size. The Company's objective is to be one of the most responsive service providers in the telecommunications industry, particularly when providing customized communications services. The Company recognizes that it must grow to be able to compete effectively in the changing telecommunications industry and to avail itself of greater economies of scale and increased scope in its transport and local access requirements and in its back office operations. It is for this reason that the Company expanded its business through the purchase of additional cable television systems and the acquisition of companies in the long distance and Internet long distance industries (i.e., TCIC and Iway) and the DataNet acquisition. These additions have expanded the Company's product line and service abilities and should enhance its ability to compete more effectively in its changing business and regulatory environment.

     LOCAL SERVICE COMPETITION. Historically, the Company's local telephone operations have not experienced significant competition. The Company's local telephone operations may experience increased competition from various sources, including resellers of the Company's local exchange services, large end-users installing their own networks, IXCs, satellite transmission services, cellular communications providers, cable television companies, radio-based personal communications service companies, competitive access providers and other systems capable of completely or partially bypassing local telephone facilities. In 1996, the South Dakota Public Utilities Commission approved numerous applications to provide and resell local exchange services, including applications made by the Company to compete in other local exchanges throughout South Dakota. Numerous such applications are pending and the Company anticipates that other companies will make additional filings. The Company cannot predict the specific effects of competition on its local telephone business, but intends to attempt to take advantage of the various opportunities that competition should provide, including expanding into additional market areas, if it is able to do so. The Company is currently attempting to address potential competition by focusing on improved customer satisfaction, reducing costs, increasing efficiency, improving its digital network, restructuring rates and examining new product offerings and new markets for entry.

     LONG DISTANCE AND OPERATOR SERVICE COMPETITION. The long distance and operator services industries are highly competitive and dominated on a volume basis by the nation's four largest long distance providers: AT&T, Sprint Corporation ("Sprint"), MCI Communications Corporation ("MCI") and Worldcom, Inc. (formerly LDDS/Worldcom, Inc.) ("Worldcom"). These companies, and many of the other long distance providers, surpass the Company in size and available financial, technological, marketing and other resources. All of these companies potentially can compete with the Company in the long distance and operator services markets in which the Company currently operates.

     In addition, the 1996 Act permits RBOCs to provide long distance telecommunications services internationally and domestically in territories outside of the RBOCs' respective local service regions. RBOCs also may provide long distance telecommunications services that are incidental to certain other services, such as wireless and video services, in their local regions. The authority to provide long distance telecommunications services originating outside of the RBOCs' respective regions does not currently include calls that terminate in-region, such as private line services, 800 services or any equivalent service, and allows the contacted party to choose the inter-LATA carrier. RBOCs are prohibited from providing a full range of long distance telecommunication services in their local regions until certain important conditions are met. RBOCs own extensive facilities in their regions and have long-standing customer relationships and substantial capital resources, which permit them to expend funds on technological and marketing improvements. The Company believes that in the future RBOCs will become substantial competitors for long distance telecommunications services, especially in their local regions.

     INTERNET COMPETITION. The market for data communications services, including Internet access, LAN/WAN services and on-line services, is extremely competitive. There are no substantial barriers to entry, and the Company expects that competition will intensify in the future. The Company believes that its ability to compete successfully will depend on a number of factors, including: (i) market presence; (ii) the ability to execute a rapid expansion strategy; (iii) the capacity, reliability and security of its network infrastructure; (iv) ease of access to and navigation of the Internet; (v) the pricing policies of its competitors and suppliers; (vi) the timing of the introduction of new products and services by the Company and its competitors; (vii) the Company's ability to support industry standards; and (viii) industry and general economic trends. The Company believes that its success in the data communications services market will depend heavily upon its ability to provide high-quality Internet connectivity and value-added Internet services at competitive prices.

     The Company's current and potential competitors headquartered in the United States may be divided into the following three groups: (i) telecommunications companies, such as AT&T, MCI, Sprint, RBOCs and @Home (a joint venture between Tele-Communications, Inc. and a venture capital firm), and various other cable companies; (ii) other Internet access providers, such as BBN Corporation ("BBN"), NETCOM On-Line Communication Services, Inc. ("NETCOM"), PSINet, Inc. ("PSI") and other national and regional providers; and (iii) on-line services providers, such as America Online, Inc. ("America Online"), CompuServe Corporation ("CompuServe"), Intuit Inc., Microsoft Corp. and Prodigy Services Company. Most of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological, personnel and other resources than those available to the Company. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their services.

     The Company expects that most of the major on-line services providers and telecommunications companies will expand their current services to compete fully in the Internet access market. The Company believes that new competitors, including large computer hardware, software, media and other technology and telecommunications companies, will enter the Internet access market, resulting in even greater competition to the Company. Certain companies, including America Online, AT&T, BBN and PSI, have obtained or expanded their Internet access products and services as a result of acquisitions and strategic investments. Such acquisitions or investments may permit these companies to devote greater resources to the development and marketing of new competitive products and services and the marketing of existing competitive products and services. The Company expects acquisitions and strategic investments by its competitors to increase, thus creating significant new competitors. In addition, the ability of some of the Company's competitors to bundle other services and products with Internet access services, such as the Internet service offerings recently offered by AT&T and MCI, could place the Company at a further competitive disadvantage.

     As a result of increased competition in the Internet access and on-line services industry, the Company expects that it will continue to encounter significant pricing pressure, which in turn could result in significant reductions in the average selling price of its Internet services. The Company previously has reduced prices on certain of its Internet access options and may consider doing so in the future. There can be no assurance that the Company will be able to offset the effects of any such price reductions with an increase in the number of its customers, higher revenue from enhanced services, cost reductions or otherwise. In addition, the Company believes that the data communications business, and in particular the Internet access and on-line services businesses, are likely to encounter consolidation in the near future, which could result in increased price and other competition in the industry. Increased price or other competition could erode the Company's market share and could have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will have the financial resources, technical expertise, marketing and support capabilities or the expansion and acquisition possibilities to continue to compete successfully in this or any market.

     CABLE TELEVISION COMPETITION. Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed material, motion picture theaters, video cassettes and other sources of information and entertainment, including directly competitive cable television operations.

     Cable television service initially was offered as a means of improving television reception in markets where terrain factors or distance from major cities limited the availability of off-air television. In some of the areas served by cable television systems, a substantial variety of television programming can be received off-air, including low-power UHF television stations, which have increased the number of television signals in the country and provided off-air television programs to limited local areas. The extent to which cable television service is competitive depends upon a cable television system's ability to provide, on a cost-effective basis, a greater variety of programming than that available off-air or through other alternative delivery sources. Regulatory changes also impact competition in the cable industry. Both the 1992 Cable Act and the Telecommunications Act of 1996 (the "1996 Act") are designed to increase competition in the cable television industry.

     There are alternative methods of distributing the same or similar video programming offered by cable television systems. Further, these technologies have been encouraged by Congress and the FCC to offer services in direct competition with existing cable systems. A significant competitive impact is expected from medium power and higher power direct broadcast satellites ("DBS") that use high frequencies to transmit signals that can be received by dish antennas much smaller in size than traditional home satellite dishes ("HSDs"). There are multiple DBS providers offering services in the United States, and at least one additional provider has announced plans to provide DBS service in the future. These services are generally available throughout the continental U.S., including areas in which the Company operates its cable systems.

     DBS has both advantages and disadvantages as an alternative means of distributing video signals to a customer's home. Among the advantages are that: (i) the capital investment (although initially high) for the satellite and uplinking segment of a DBS system is fixed and does not increase with the number of subscribers receiving satellite transmissions; (ii) DBS is not currently subject to local regulation of service and prices or required to pay franchise fees; and (iii) the capital costs for the ground segment of a DBS system (the reception equipment) are directly related to, and limited by, the number of service subscribers. DBS's disadvantages presently include: (i) limited ability to tailor the programming package to the interests of different geographic markets, such as providing local news, other local origination services and local broadcast stations; (ii) signal reception being subject to line-of-sight angles; and (iii) intermittent interference from atmospheric conditions and terrestrially generated radio frequency noise.

     Although the effect of competition from DBS services cannot be specifically predicted, there has been significant growth in DBS subscribers and the Company anticipates that such DBS competition will increase in the future as developments in technology continue to increase satellite transmitter power, decrease the cost and size of equipment needed to receive these transmissions and enable DBS to overcome the disadvantages discussed above. Further, the extensive national advertising of DBS programming packages, including certain sports packages not currently available on cable television systems, will likely continue the rapid growth in DBS subscribers.

     The 1996 Act eliminated the statutory and regulatory restrictions that prevented telephone companies from competing with cable operators for the provision of video services. The 1996 Act allows local telephone companies, including RBOCs, to compete with cable television operators both inside and outside of their telephone service areas. The Company expects that it may face substantial competition from telephone companies for the provision of video services, whether it is through the acquisition of cable systems, the provision of wireless cable or the provision of upgraded telephone networks. Most major telephone companies have greater financial resources than the Company, and the 1992 Cable Act ensures that telephone company providers of video services will be able to acquire significant cable television programming services. The specific manner in which telephone company provision of video services will be regulated is discussed later in this Annual Report. Additionally, the 1996 Act eliminates certain federal restrictions on utility holding companies and thus permits all utility companies to provide cable television services. The Company expects that the elimination of these federal restrictions could result in another source of significant competition in the delivery of video services.

     Another alternative method of distributing cable television is multi-channel, multi-point distribution systems ("MMDS"), which deliver programming services over microwave channels received by subscribers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or pay franchise fees and are subject to fewer regulatory requirements than cable television systems. The 1992 Cable Act also ensures that MMDS systems have the ability to provide all significant cable television programming services. Although there are relatively few MMDS systems in the United States currently in operation, virtually all markets have been licensed or tentatively licensed.

     The FCC has taken a series of actions intended to facilitate the development of wireless cable systems as an alternative means of distributing video programming, including reallocating the use of certain frequencies to these services and expanding the permissible use of certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop MMDS systems with a potential of up to 35 channels, which permits the MMDS systems to compete more effectively with cable television. Developments in compression technology will significantly increase the number of channels that MMDS can offer. Further, in 1995, several large telephone companies acquired significant ownership in numerous MMDS companies. This infusion of capital into the MMDS industry can be expected to accelerate its growth and its competitive impact. Recently, the Company has experienced increased competition from an MMDS provider operating in several of the Company's existing cable system communities.

     Within the cable television industry, cable operators may compete with other cable operators or other entities seeking franchises for competing cable television systems at any time during the terms of existing franchises or upon expiration of such franchises in the expectation that an existing franchise will not be renewed. The 1992 Cable Act promotes the grant of competitive franchises. Furthermore, an increasing number of cities are exploring the feasibility of owning their own cable systems in a manner similar to city-provided utility services.

     Although there is no legal prohibition preventing long distance telephone companies from providing video services, historically they have not provided such services in competition with cable systems. However, such companies may prove to be a source of competition in the future. The long distance companies are expected to expand into local markets with local telephone and other offerings (including video services) in competition with RBOCs, which under the terms and conditions of the 1996 Act are permitted to enter the long distance service market subject to satisfying certain requirements.

     In addition to competition for subscribers, the cable television industry competes for advertising revenue with broadcast television, radio, print media and other sources of information and entertainment. As the cable television industry has developed additional programming, its advertising revenue has increased. Cable operators sell advertising spots primarily to local and regional advertisers. To date, the Company's advertising efforts have been limited to local public service announcements due to the limited capabilities of its existing systems. The Company currently intends to expand its advertising efforts as it completes the upgrade of many of its systems.

     The Company has no basis upon which to estimate the number of cable television companies and other entities with which it competes or may potentially compete. There are a large number of individual and multiple system cable television operators in the United States that are capable of competing with the Company and that have substantially greater financial, technological, marketing and other resources.

     The full extent to which other media or home delivery services will compete with cable television systems may not be known for some time and there can be no assurance that existing, proposed or as yet undeveloped technologies will not become dominant in the future.

     LAN/WAN SERVICES. The markets in which the Company operates its LAN/WAN integration business are also intensely competitive. Barriers to entry are generally very low and many different types of technical service providers are attempting to enter the PC network market. There competitors include mainframe and mid-range computer manufacturers and outsourcers such as Digital Equipment Corporation, Electronic Data Systems Corporation, Hewlett-Packard Company, and IBM. Other competitors include regional Value Added Resellers, systems integrators and third-party service companies. The Company expects to face further competition from new market entrants and possible alliances between competitors in the future. Most of these competitors have greater financial, technical, marketing and other resources than the Company and are therefore able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than the Company. There is no assurance that the Company will be able to successfully compete against current and future competitors.

REGULATION

     OVERVIEW. The Company operates in a highly regulated industry and its services are subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers to the extent that they involve the provision, origination or termination of interstate or international communications. The FCC also regulates many aspects of the Company's cable television operations. The South Dakota Public Utilities Commission retains jurisdiction over the Company's telecommunications operations in South Dakota while other state public utilities commissions regulate the intrastate aspects of the Company's long distance business in their state. Finally, certain cities and municipal governments regulate by franchise the Company's cable television operations within their jurisdiction.

     The regulation of the telecommunications industry is changing rapidly and the regulatory environment varies substantially from state to state. There can be no assurance that recent or future regulatory changes will not have a material adverse impact on the Company. Recent developments include, without limitation: (i) enactment of the 1996 Act which modifies the AT&T Divestiture Decree restrictions on the provision of long distance services by RBOCs between LATAs as defined in the AT&T Divestiture Decree;
(ii) FCC and state public utilities commissions actions changing access rates charged by LECs and making other related changes to access and interconnection policies, certain of which could have adverse consequences for the Company's long distance and local service businesses; (iii) related FCC and state regulatory proceedings considering additional deregulation of LEC access pricing; and (iv) various legislative and regulatory proceedings that would result in new local exchange competition.

     As the following discussion illustrates, the regulation of the telecommunications and cable industries at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. Material changes in the law and regulatory requirements must be anticipated and there can be no assurance that the Company's business will not be affected adversely by future legislation, new regulation or deregulation.

     TELECOMMUNICATIONS ACT OF 1996.  On February 8, 1996, President
Clinton signed into law the 1996 Act.  Among other things, this legislation:
(i) permits RBOCs to provide domestic and international long distance services in their own regions upon a finding that the petitioning RBOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance services would further the public interest; (ii) removes existing barriers to entry into local service markets; (iii) significantly changes the manner in which carrier-to-carrier interconnection arrangements are regulated at the federal and state level; and (iv) establishes procedures to revise universal service standards.

     The 1996 Act has particular relevance to the Company in four areas. First, the 1996 Act creates a duty on the part of the Company to interconnect its networks with those of its competitors and, in particular, creates a duty on the part of the Company's local exchange operations to negotiate in good faith the terms and conditions of such interconnection. On August 8, 1996, the FCC released its FCC Interconnection Order. In the FCC Interconnection Order, the FCC adopted a national framework for interconnection but left to the individual states the task of implementing the FCC's rules. The order is subject to petitions for reconsideration filed at the FCC and petitions for review that have been consolidated before the United States Court of Appeals for the Eighth Circuit. On October 15, 1996, the Eighth Circuit stayed substantial portions of the FCC's order pending judicial review. On November 1, 1996, the United States Supreme Court denied applications to lift the stay. On July 18, 1997, the Eighth Circuit overturned substantial parts of the FCC's order as it relates to the ability of the FCC to set interconnection rates. The FCC has appealed the ruling to the Supreme Court, which has accepted the case for hearing. A decision is not expected before the end of 1998.

     Second, the 1996 Act contains a number of provisions that are intended to reduce barriers to entry and promote competition in a variety of telecommunications markets, including both long distance and local exchange operations. As a part of this effort, the 1996 Act provides a framework under which RBOCs may enter the interexchange communications business from which they were barred under the terms of the AT&T Divestiture Decree. Under this framework, an RBOC may provide long distance services in the states where it provides telephone service upon demonstrating to the affected state regulatory authority and to the FCC that: (i) it faces competition for local telephone service from at least one facilities-based competitor and (ii) that it satisfies a 14 point checklist that would purport to show that the affected RBOC's local exchange operations are open to competition. The 1996 Act establishes deadlines within which both the affected state regulatory agency and the FCC must act upon applications filed by an RBOC to enter the long distance business. Certain of the RBOCs already have taken steps to provide in-region long distance services, and have filed applications with the FCC seeking authority to provide such services in certain states. The Company expects that most or all of the RBOCs will file applications for authority to provide in-region long distance service. As of December 31, 1997, the FCC has rejected each of those applications, however. The RBOCs can provide long distance services immediately in other states, and also with certain restrictions, cellular, video and incidental services.

     Third, although the 1996 Act generally prohibits long distance companies from marketing their services jointly with local telephone services provided by an RBOC (at least until that RBOC is permitted to enter the long distance business), it contains an exception for companies, such as the Company, that serve less than five percent of the nation's presubscribed access lines. Thus, the 1996 Act permits the Company to continue to market its long distance services jointly with local telephone services whether provided by the Company or provided by an RBOC or non-affiliated company.

     Finally, the 1996 Act modifies many of the regulations governing the Company's cable television operations and addresses some of the issues arising out of the combination of cable and telephone service.

     The Company cannot predict the effect that this legislation and the FCC's implementing regulations, many of which are still forthcoming or subject to judicial challenges, will have on the Company or the industry as a whole. However, the Company believes that it is positioned to pursue business opportunities in the rapidly changing telecommunications market.

     LOCAL SERVICE REGULATION. Historically, the Company's local telephone operations have been governed by regulation and oversight of the South Dakota Public Utilities Commission. The South Dakota Public Utilities Commission has had primary jurisdiction over various matters including intrastate toll and access rates, quality of service, issuance of securities, depreciation rates, disposition of public utility property, issuance of debt and accounting systems used by the Company. The Company has, however, been statutorily exempt from many of these requirements by virtue of its size. The FCC historically has had primary jurisdiction over the interstate toll and access rates of the Company and issues related to interstate telephone service.

     The 1996 Act has substantially modified both the states' and the FCC's jurisdictions in the regulation of local exchange telephone companies. The 1996 Act prohibits any state legislative or regulatory restrictions or barriers to entry regarding the provision of local telephone service. The 1996 Act required the FCC to develop regulations to implement various sections of the 1996 Act including: (i) the obligations imposed on incumbent LECs to interconnect with the networks of other telecommunications carriers (including competing telecommunications carriers); (ii) unbundling of services into network elements; (iii) repricing of their services at wholesale rates for the purpose of permitting resale of those services; (iv) allowing other telecommunications carriers physically to collocate their equipment on the premises of the incumbent LEC; and (v) requiring telecommunications carriers to compensate each other based on their own costs for the transport and termination of calls on the other carriers' networks.

     As a rural telephone company, the Company is currently exempt from certain of the foregoing obligations unless, in response to a bona fide request, the South Dakota Public Utilities Commission removes that exemption. The Company, by petitioning the South Dakota Public Utilities Commission, also may qualify for exemption from certain other obligations under the 1996 Act. In addition, pursuant to the 1996 Act, the FCC instituted and referred to a federal-state joint board a proceeding to recommend changes to the current method of subsidizing universal service to assure the availability of quality telephone services at just, reasonable and affordable rates. The federal-state joint board released an initial "recommended decision" on November 8, 1996, and on May 8, 1997, the FCC released a Report and Order substantially adopting the Joint Board's recommendations. Appeals of the FCC's Report and Order have been consolidated before the United States Court of Appeals for the Fifth Circuit and currently are pending. On July 18, 1997, the FCC issued a further notice of proposed rulemaking to establish a universal service support mechanism for non-rural carriers based on the forward-looking economic cost of constructing and operating the network used to provide the supported services. The FCC has further indicated its intent to commence a separate proceeding by October 1998 to establish forward-looking economic cost mechanisms for rural carriers. Non-rural carriers would begin to receive support based on forward-looking economic cost on January 1, 1999, whereas rural carriers would shift to such an approach beginning no sooner than January 1, 2001. The Company cannot predict the terms or the effect that the FCC's actions will have on the Company or on the industry as a whole. However, the Company believes that it is taking proper steps to reduce its exposure to potential declines in universal service support.

     The 1996 Act requires that all telecommunications providers (including cable operators that provide telecommunications services) contribute equitably to a universal service fund ("USF"), although the FCC may exempt an interstate carrier or class of carriers if their contribution would be minimal under the USF formula. The 1996 Act allows states to determine which intrastate telecommunications providers contribute to the USF. The purpose of the USF is to provide consumers in all regions, including low-income consumers and those consumers in rural, insular and high-cost areas, access to telecommunications and information services that are reasonably comparable to those services in urban areas at reasonably comparable rates.
The Company is a contributor to, and a recipient of, USF funds.  The
Company currently anticipates that it will receive more from USF funding than it will contribute.

     NETWORK ACCESS REGULATION. The Company is subject to the jurisdiction of the FCC with respect to its provision of interstate network access services and certain related services. The FCC prescribes a uniform system of accounts for telephone companies, interstate depreciation rates and the principles and standard procedures used to separate plant investment, expenses, taxes and reserves of interstate services under the jurisdiction of the FCC and of intrastate services under the jurisdiction of the respective state regulatory authorities ("separations procedures"). The FCC also prescribes procedures for allocating costs and revenues between regulated and unregulated activities. The FCC has indicated that it intends to initiate a proceeding shortly to review separations reform.

     The FCC has prescribed structures for exchange access tariffs to specify the access charges for use and availability of the Company's facilities for the origination and termination of interstate long distance service. In general, the tariff structures prescribed by the FCC provide that interstate costs which do not vary based on usage ("non-traffic sensitive costs") are recovered from subscribers through flat monthly charges ("subscriber line charges"), and from IXCs through usage-sensitive Carrier Common Line ("CCL") charges. Traffic-sensitive interstate costs are recovered from carriers through variable access charges based on several factors, primarily usage.

     On December 24, 1996, the FCC initiated a rulemaking proceeding to address access charge reform. On May 16, 1997, the FCC released its First Report and Order adopting changes to the existing access charge structure. With limited exceptions, those modifications apply only to price cap incumbent LECs, which generally are the nation's largest telephone companies. In the First Report and Order, the FCC also stated its intention to issue a subsequent Report and Order to provide additional rules to implement access charge reform, and to initiate separate proceedings to examine historical cost recovery issues and access charge reform for rate-of-return carriers, such as the Company. Appeals of the FCC's First Report and Order have been consolidated before the Eighth Circuit and currently are pending. The FCC is continuing to review and amend its rules in this area and there can be no assurance that the FCC will not adopt rules that would have a material adverse effect on the Company.

     The FCC authorizes a rate-of-return ("ROR") that telephone companies such as the Company may earn on the interstate services they provide. The current ROR is 11.25% for companies remaining under ROR regulation. The FCC is currently considering changing the 11.25% ROR as a result of lower market interest rates. Effective January 1, 1991, the FCC replaced ROR regulation with price-cap regulation for the RBOCs and GTE Corporation and allowed all other companies that did not remain in the National Exchange Carrier Association ("NECA") Common Line and Traffic Sensitive Pools the option of price-cap regulation. The Company, like most small local exchange carriers, has elected to remain within the NECA tariff scheme.

     In 1992, the FCC initiated a rulemaking proceeding (CC Docket No. 92-135) to address regulatory alternatives for mid-size and small LECs. This proceeding resulted in rules, adopted in September 1993, that provide for a non-price cap form of alternative regulation. The Company would be eligible for this form of regulation. The Company has not elected price cap regulation for interstate purposes and continues to evaluate the various forms of alternative regulation.

     The effect of the 1996 Act on the FCC's regulations concerning ROR regulation and alternative regulation is not yet clear, although, as a result of the enactment of the 1996 Act, the FCC is reexamining its rules to reflect the provisions of the 1996 Act and the associated increased competitive market conditions.

     The 1996 Act requires each LEC to continue to provide access services in accordance with requirements effective on the date immediately preceding the effective date of the 1996 Act, until those requirements are specifically superseded by FCC regulations. Pursuant to the 1996 Act, the FCC established regulations to implement the interconnection, unbundled access, resale and collocation requirements of the 1996 Act. The 1996 Act requires that interconnection and unbundled network elements be priced at just and reasonable rates, based on costs, and that compensation for transport and termination of traffic be reciprocal among carriers and be just and reasonable.

     In addition to the matters discussed above, FCC rules also govern:
(i) the allocation of costs between the regulated and unregulated activities of a communications common carrier and (ii) transactions between the regulated and unregulated affiliates of a communications common carrier.

     The cost allocation rules apply to certain activities that have never been regulated as communications common carrier offerings and activities that have been preemptively deregulated by the FCC. The costs of these activities are removed prior to the separations procedures process and are assigned to unregulated activities in the aggregate, rather than to specific services, for pricing purposes. Other activities must be accounted for as regulated activities, and their costs are subject to separations procedures.

     The affiliate transaction rules govern the pricing of assets transferred to and services provided by affiliates. These rules generally require that assets be transferred between affiliates at "market price," if such price can be established through a tariff or a prevailing price actually charged to third parties. In the absence of a tariff or prevailing price, "market price" cannot be established, in which case: (i) asset transfers from a regulated to an unregulated affiliate must be valued at the higher of cost or fair market value and (ii) asset transfers from an unregulated to a regulated affiliate must be valued at the lower of cost or fair market value. The Company prices transactions to and between its subsidiaries at cost where appropriate, and at fair market value where appropriate.

     The FCC has not attempted to make its cost allocation or affiliate transaction rules preemptive. State regulatory authorities are free to use different cost allocation methods and affiliate transaction rules for intrastate rate-making and to require carriers to keep separate allocation records.

     The Company's local and intrastate operations are regulated by the South Dakota Public Utilities Commission. Like many state regulatory authorities, the South Dakota Public Utilities Commission is conducting proceedings concerning the rules under which carriers may operate in an increasingly competitive environment. The issues that the South Dakota Public Utilities Commission is examining include unbundling and interconnection, dialing parity for intra-LATA (or short-haul) toll traffic, number portability, resale of local exchange service and universal service. The 1996 Act has begun to have an effect on the timing and outcome of proceedings in many states, including South Dakota. The Company actively monitors the South Dakota proceedings as well as the proceedings in other states. However, the Company cannot, at this time, predict how these proceedings will ultimately be resolved and their effect on the Company, or when a decision will be forthcoming.

     The Company's telephone operating subsidiaries currently receive compensation from long distance companies for intrastate long distance services through access charges or toll settlements that are subject to state regulatory commission approval. The South Dakota Public Utilities Commission approved an intrastate access rate increase for the Company effective December 10, 1996. There are no rate requests of the Company currently pending before any regulatory commission.

     LONG DISTANCE REGULATION. The FCC has classified the Company as a non-dominant IXC for purposes of all long distance operations conducted outside of its existing local service exchanges. As a non-dominant carrier, the Company may provide domestic interstate communications in these areas without prior FCC authorization, although FCC authorization is required for the provision of international telecommunications by non-dominant carriers. Generally the FCC has chosen not to exercise its statutory power to closely regulate the charges or practices of non-dominant carriers. Nevertheless, non-dominant carriers are required by statute to offer interstate and international services under rates, terms and conditions that are just, reasonable and not unduly discriminatory, and the FCC acts upon complaints against such carriers for failure to comply with statutory obligations or with the FCC's rules, regulations and policies. The FCC also has the power to impose more stringent regulatory requirements on the Company and to change its regulatory classification, although the Company believes that, in the current regulatory environment, the FCC is unlikely to do so.

     Historically, both domestic and international non-dominant long distance carriers maintained tariffs on file with the FCC. Pursuant to this requirement, the Company filed and maintained with the FCC a tariff for its interstate and international services. The Company also has obtained FCC authority to provide international services through the resale of switched services of various carriers. On March 21, 1996, the FCC initiated a rulemaking proceeding in which it proposed to eliminate the requirement that non-dominant interstate carriers, such as the Company, maintain tariffs on file with the FCC for domestic interstate services. On
October 29, 1996, the FCC announced that, following a nine-month transition period, long distance carriers were no longer required to file tariffs for interstate domestic long distance service, and that the relationship between carriers and their customers would be governed by individual contracts. Carriers also had the option immediately to cease filing tariffs. The Company did not elect to cease filing interstate tariffs. Following a judicial stay of the FCC's detariffing order, the FCC on March 6, 1997, released a public notice stating that the tariffing rules in place prior to December 22, 1996, are once again in effect. Thus, nondominant carriers providing interstate, domestic interexchange services, such as the Company, continue to be required to file tariffs pursuant to the FCC's rules.

     The FCC also imposes prior approval requirements on transfers of control and assignments of operating authorizations. The FCC has the authority to generally condition, modify, cancel, terminate or revoke operating authority for failure to comply with federal laws and/or the rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. Although the Company believes that it has complied in all material respects with applicable laws and regulations, there can be no assurance that the FCC or third parties will not raise issues with regard to the Company's compliance with applicable laws and regulations.

     The intrastate long distance telecommunications operations of the Company also are subject to various state laws and regulations, including certification requirements. Generally, the Company must obtain and maintain certificates of public convenience and necessity from regulatory authorities as well as file tariffs in most states in which it offers intrastate long distance services, and in most of these jurisdictions, also must file and obtain prior regulatory approval of tariffs for its intrastate offerings. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, and/or for corporate reorganizations; acquisitions of telecommunications operations; assignments of carrier assets, including subscriber bases; carrier stock offerings; and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations.

     At the present time, the Company is authorized to provide originating long distance services to customers in all states except Alaska and Hawaii. Those services may terminate in any state in the United States and may also terminate in countries abroad. Only 31 states have public utility commissions that actively assert regulatory oversight over intrastate services such as those currently offered by the Company. Like the FCC, many of these regulating jurisdictions are relaxing the regulatory restrictions currently imposed on telecommunications carriers for intrastate service. While some of these states restrict the offering of intra-LATA services by the Company and other IXCs, the general trend is toward opening up these markets to the Company and other IXCs. Those states that permit the offering of intra-LATA services by IXCs generally require that end-users desiring to access these services dial special access codes which place the Company and other IXCs at a disadvantage as compared to LEC intra-LATA toll service which generally requires no access code.

     WIRELESS SERVICES. The Company, through its wholly owned subsidiary, Dakota Wireless Systems, Inc. ("DWS"), had a Spectrum Agreement with US WEST Communications, Inc. ("US West") Wireless for participation in the FCC's PCS D- and E-Block spectrum auction. This auction concluded on January 14, 1997, with US WEST Wireless being the successful bidder on BTA-421 (Sioux City) for the E-Block at $2.44 per population point. The Company's agreement covers 104,900 population points in the Company's area of interest in Southeastern South Dakota and Northwestern Iowa outside of the municipal boundaries of Sioux City. The Company has a total investment of $255,956 in these licenses. The Company has entered negotiations with US WEST Wireless for additional portions of the BTA, but there is no assurance that these negotiations will be successful for the Company.

     On December 13, 1996, the FCC adopted rules to permit geographic partitioning and spectrum disaggregation for all broadband PCS licensees. These rules give the existing licensees and potential new entrants greater flexibility to determine how much spectrum they will need for the geographic areas in which they provide service. The Company has entered negotiations with the winners of the FCC's A- and B-Block auctions for the Minneapolis, Minnesota and the Des Moines, Iowa MTAs to partition or disaggregate portions of the blocks that cover areas of interest to the Company in Southeastern South Dakota, Northwestern Iowa and Southwestern Minnesota. These negotiations have not reached a definitive point, and there are no existing financial or other commitments between the parties. There can be no assurance that these negotiations will be successful for the Company.

     Since there will be up to six PCS licensees competing with up to two established cellular licensees in each market area, the Company expects the wireless service market to be highly competitive. The Company initially plans to focus on the use of its PCS services to provide fixed wireless services in non-metropolitan areas, and to use the wireless services as a complement and supplement to other services offered by the Company. There can be no assurance that the Company will be able to make wireless services a profitable part of its overall business.

     The licensing, construction, operation, acquisition and sale of PCS networks, as well as the number of PCS, cellular and other wireless licensees permitted in each market, are regulated by the FCC. Federal law prohibits the states from regulating the rates charged by wireless telecommunications carriers (including PCS and cellular). Although some states have petitioned the FCC for authority to regulate wireless rates, thus far no such petitions have been successful. Federal law also expressly prohibits the states from regulating the entry of wireless carriers. However, to the extent not otherwise preempted, the states are permitted to regulate any other terms and conditions of wireless services, including but not limited to customer billing information and practices; consumer protection matters; bundling of service and equipment; availability of wholesale capacity; and facilities siting issues. There can be no assurance that state agencies having jurisdiction over the Company's business will not adopt regulations, impose taxes on PCS licenses or take other actions that would adversely affect the business of the Company. Federal and state regulators also will determine important aspects of the Company's operations, such as technical aspects of and payments for interconnection with landline and other wireless networks.

     On July 26, 1996, the FCC released a report and order establishing timetables for making emergency 911 services available by PCS and other mobile services providers, including "enhanced 911" services that provide the caller's telephone number, location and other useful information. By late 1997, PCS providers must be able to process and transmit 911 calls (without call validation), including those from callers with speech or hearing disabilities. Assuming a cost recovery mechanism is in place, by mid-1998 such providers must have completed actions enabling them to relay a caller's automatic number identification and cell site, and by 2001 they must be able to identify the location of a 911 caller within 125 meters in 67 percent of all cases. State actions incompatible with these FCC rules are subject to preemption. Various parties have petitioned the FCC to reconsider certain requirements imposed in the order.

     On August 1, 1996, the FCC released a report and order expanding the flexibility of PCS and other commercial mobile radio services to provide fixed as well as mobile services. Such fixed services include, but need not be limited to, "wireless local loop" services, for example for services to apartment and office buildings, and wireless backup of private branch exchanges ("PBXs") and local area networks, to be used in the event of interruptions due to weather or other emergencies. A petition for reconsideration or clarification of aspects of the FCC's order presently is pending.

     PCS licenses are granted for a 10-year period, at the end of which period the licensee may apply for renewal. The Company must obtain a number of approvals, licenses and permits for the operation of its PCS business, including land use regulatory approvals and licenses from the Federal Aviation Administration in connection with its PCS towers. Additionally, the wireless telecommunications industry is subject to certain state and local governmental regulations. Operating costs also are affected by other government actions that are beyond the Company's control. There is no assurance that the various federal, state and local agencies responsible for granting such licenses, approvals and permits will do so or that, once granted, those agencies will not revoke or fail to renew them. Failure to obtain such licenses, approvals and permits would adversely affect, delay commencement of or prohibit certain business operations proposed by the Company.

     CABLE TELEVISION REGULATION. The operation of cable television systems is extensively regulated through a combination of federal legislation and FCC regulations, by some state governments and by most local government franchising authorities such as municipalities and counties. The 1996 Act also is expected to have a profound effect on the regulation of cable television operations. This new law will alter federal, state and local laws and regulations regarding telecommunications providers and cable television service providers, including the Company. The discussion below summarizes the relevant provisions of the 1996 Act and reviews the pre-existing federal cable television regulation as revised by the 1996 Act.

     THE TELECOMMUNICATIONS ACT OF 1996. The following is a summary of certain provisions of the 1996 Act which could materially affect the growth and operation of the cable television industry and the cable and telecommunications services provided by the Company. The FCC has undertaken, and continues to undertake, numerous rulemaking proceedings to interpret and implement the provisions discussed below. It is not possible at this time to predict the effects of such rulemaking proceedings on the Company.

     CABLE RATE REGULATION. Rate regulation of the Company's cable television services is divided between the FCC and local units of government, primarily the local municipalities in which the Company provides services. The FCC's jurisdiction extends to the cable programming service tier ("CPST"), which consists largely of satellite-delivered programming (excluding basic tier programming and programming offered on a per-channel or per-program basis). Local units of government (commonly referred to as "local franchising authorities" or "LFAs") are primarily responsible for regulating rates for the basic tier of cable service ("BST"), which typically will contain at least the local broadcast stations and public access, educational and government ("PEG") channels. Equipment rates are also regulated by LFAs. The FCC retains appeal jurisdiction from LFA decisions. Cable services offered on a per-channel or per-program-only basis remain unregulated. By virtue of its small size, the Company is currently exempt from these regulations.

     Because of the Company's rate structure and small size, there is no CPST regulation of the Company's rates at the current time. If the Company's cable operations were to increase above the thresholds established in 1996 or if the Company were to change its rate structure with respect to cable services, additional regulations may apply. Those additional regulations would include CPST rate regulations, which would be triggered only by an LFA complaint. An LFA complaint must be based upon more than one subscriber complaint. Prior to the 1996 Act, a FCC review of CPST rates could be occasioned by a single subscriber complaint to the FCC. The 1996 Act does not disturb existing or pending CPST rate settlements between the Company and the FCC. The Company's BST rates remain subject to LFA regulation under the 1996 Act. Existing law precludes rate regulation wherever a cable operator faces effective competition. The 1996 Act expands the definition of effective competition to include any franchise area where a LEC (or affiliate) provides video programming services to subscribers by any means other than through direct broadcast satellite service. There is no penetration minimum for the LEC to qualify as an effective competitor, but it must provide comparable programming services (12 channels including some broadcast channels) in the franchise area. By virtue of its small size, the Company is currently exempt from most of the regulations under the 1996 Act.

     Under the 1996 Act, the Company will be allowed to aggregate on a franchise, system, regional or company level its equipment costs into broad categories, such as converter boxes, regardless of the varying levels of functionality of the equipment within each such broad category. The 1996 Act will allow the Company to average together costs of different types of converters including non-addressable, addressable and digital. The statutory changes will also facilitate the rationalizing of equipment rates across jurisdictional boundaries. These cost-aggregation rules do not apply to the limited equipment used by "BST-only" subscribers.

     CABLE UNIFORM RATE REQUIREMENTS. The 1996 Act immediately relaxes the uniform rate requirements of the 1992 Cable Act by specifying that such requirements do not apply where the operator faces effective competition, and by exempting bulk discounts to multiple dwelling units, although complaints regarding predatory pricing may be made to the FCC. Upon a prima facie showing that there are reasonable grounds to believe that the discounted price is predatory, the cable system operator will have the burden of proving otherwise.

     SYSTEM SALES. The 1996 Act changes the definition of a cable system so that competitive providers of video services will only be regulated and franchised as a cable system if they use public rights-of-way.

     CABLE POLE ATTACHMENTS. Under the 1996 Act, investor-owned utilities must make poles and conduits available to cable systems under delineated terms. Electric utilities are given the right to deny access to particular poles on a nondiscriminatory basis for lack of capacity, safety, reliability and generally accepted engineering purposes. On March 14, 1997, the FCC released a notice of proposed rulemaking to amend its rules and policies governing pole attachments. In its notice, the FCC proposed a new formula for determining rates applicable to attachments on poles, within ducts, conduit or rights-of-way by both cable systems and telecommunications carriers until a separate methodology is proposed for telecommunications carriers. In the 1996 Act, Congress directed the FCC to issue a new pole attachment formula relating to telecommunications carriers within two years of the effective date of the 1996 Act, to become effective five years after enactment. On August 12, 1997, the FCC released a notice of proposed rulemaking seeking comment on the implementation of a methodology for determining pole attachment rates for telecommunications carriers. Those rules will result in higher pole rental rates for cable operators. Any increases pursuant to this formula may not begin for five years and will be phased-in in equal increments over the fifth through the tenth years. This new FCC formula does not apply in states which certify that they regulate pole rents. Pole owners must impute pole rentals to themselves if they offer telecommunications or cable services. Cable operators need not pay future make-ready on poles currently contracted if the make-ready is required to accommodate the attachments of another user, including the pole owner.

     CABLE ENTRY INTO TELECOMMUNICATIONS. The 1996 Act declares that no state or local laws or regulations may prohibit or have the effect of prohibiting the ability of any entity to provide any interstate or intrastate telecommunications service. States are authorized to impose competitively neutral requirements regarding universal service, public safety and welfare, service quality and consumer protection. The 1996 Act further provides that cable operators and affiliates providing telecommunications services are not required to obtain a separate franchise from LFAs for such services. The 1996 Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a grant of a franchise, franchise renewal or franchise transfer, except that LFAs can seek institutional networks as part of such franchise negotiations. The 1996 Act clarifies that traditional cable franchise fees may only be based on revenues related to the provision of cable television services. However, when cable operators provide telecommunications services, LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way.

     To facilitate the entry of new telecommunications providers (including cable operators), the 1996 Act imposes interconnection obligations on all telecommunications carriers. All carriers must interconnect their networks with other carriers and may not deploy network features and functions that interfere with interoperability. Existing LECs also have the following obligations: (i) good faith negotiation with carriers seeking interconnection; (ii) unbundling, equal access and non-discrimination requirements; (iii) resale of services, including resale at wholesale rates (with an exception for certain low-priced residence services to business customers); (iv) notice of changes in the network that would affect interconnection and interoperability; and (v) physical collocation unless the LEC demonstrates that practical technical reasons, or space limitations, make physical collocation impractical. The 1996 Act also directs the FCC, within one year of enactment, to adopt regulations for existing LECs to share infrastructure with qualifying carriers, and the FCC released those regulations on February 7, 1997. Under the 1996 Act, individual interconnection rates must be just and reasonable, based on cost, and may include a reasonable profit. Cost of interconnection will not be determined in an ROR proceeding. Traffic termination charges shall be mutual and reciprocal. The 1996 Act contemplates that interconnection agreements will be negotiated by the parties and submitted to a state public utilities commission for approval. A public utilities commission may become involved, at the request of either party, if negotiations fail. If the state regulator refuses to act, the FCC may determine the matter.
If the public utilities commission acts, an aggrieved party's remedy is to file a case in federal district court.

     TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION. The 1996 Act allows telephone companies to compete directly with cable operators by repealing the previous telephone company/cable cross-ownership ban and the FCC's video dialtone regulations. This will allow LECs, including the RBOCs, to compete with cable operators both inside and outside of their telephone service areas. If a LEC provides video via radio waves, it is subject to broadcast jurisdiction. If a LEC provides common carrier channel service it is subject to common carrier jurisdiction. An LEC providing video programming to subscribers is otherwise regulated as a cable operator (including franchising, leased access and customer service requirements), unless the LEC elects to provide its programming via an open video system. LEC owned programming services will also be fully subject to program access requirements.

     The 1996 Act replaces the FCC's video dialtone rules with an open video system ("OVS") plan by which LECs can provide cable service in their telephone service area. LECs complying with the FCC OVS regulations will receive relaxed oversight. The 1996 Act requires the FCC to act on any such OVS certification within 10 days of its filing. Only the program access, negative option billing prohibition, subscriber privacy, PEG, must-carry and retransmission consent provisions of the Communications Act of 1934, as amended, will apply to LECs providing
OVS. Franchising, rate regulation, consumer service provisions, leased access and equipment compatibility will not apply. Cable copyright provisions will apply to programmers using OVS. LFAs may require OVS operators to pay franchise fees only to the extent that the OVS provider or its affiliates provide cable services over the OVS. OVS operators will be subject to LFA general right-of-way management regulations. Such fees may not exceed the franchise fees charged to cable operators in the area, and the OVS provider may pass through the fees as a separate subscriber bill item.

     The FCC has adopted regulations prohibiting an OVS operator from discriminating among programmers, and ensuring that OVS rates, terms and conditions for service are reasonable and nondiscriminatory. Further, the FCC has adopted regulations prohibiting an LEC-OVS operator, or its affiliates, from occupying more than one-third of the system's activated channels when demand for channels exceeds supply, although there are no numeric limits. The 1996 Act also mandates OVS regulations governing channel sharing, extending the FCC's sports exclusivity, network nonduplication and syndicated exclusivity regulations and controlling the positioning of programmers on menus and program guides. The 1996 Act does not require LECs to use separate subsidiaries to provide incidental inter-LATA video or audio programming services to subscribers or for their own programming ventures. The validity of the FCC's rules currently is under review in consolidated cases pending before the United States Court of Appeals for the Fifth Circuit.

     While there remains a general prohibition on LEC buyouts of cable systems (any ownership interest exceeding 10%), cable operator buyouts of LEC systems and joint ventures between cable operators and LECs in the same market, the 1996 Act provides exceptions to this prohibition. A rural exception permits buyouts where the purchased system serves an area with fewer than 35,000 inhabitants outside an urban area. Where an LEC purchases a cable system, that system, in addition to any other system in which the LEC has an interest, may not serve 10% or more of the LEC's telephone service area. Additional exceptions are also provided for similar buyouts. The 1996 Act also provides the FCC with the power to grant waivers of the buyout provisions in cases where: (i) the cable operator or LEC would be subject to undue economic distress; (ii) the system or facilities would not be economically viable; or (iii) the anticompetitive effects of the proposed transaction are clearly outweighed by the effect of the transaction in meeting community needs. The LFA must approve any such waiver.

     ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION. The 1996 Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as exempt telecommunications companies, and must apply to the FCC for operating authority. The Company anticipates that large utility holding companies will become significant competitors to both cable television and other telecommunications providers as a result of the 1996 Act.

     CROSS-OWNERSHIP AND MUST CARRY. The 1996 Act eliminates broadcast/cable cross-ownership restrictions (including broadcast network/cable restrictions), but leaves in place FCC regulations prohibiting local cross-ownership between television stations and cable systems. The FCC is empowered by the 1996 Act to adopt rules to ensure carriage, channel positioning and non-discriminatory treatment of non-affiliated broadcast stations by cable systems affiliated with a broadcast network. Previous satellite master antenna television ("SMATV") and MMDS cable cross-ownership restrictions have been eliminated for cable operators subject to effective competition. By virtue of its small size, the Company is currently exempt from these regulations. The 1996 Act preserves local television broadcasters' rights to signal carriage on cable systems ("must-carry"), and clarifies that the geographic scope of must-carry is to be based on commercial publications which delineate television markets based on viewing patterns. The FCC is directed to grant or deny must-carry requests within 120 days of a complaint being filed with the FCC.

     CABLE EQUIPMENT COMPATIBILITY AND SCRAMBLING REQUIREMENTS.  The 1996
Act directed the FCC to establish an equipment comparability rule emphasizing that: (i) narrow technical standards, mandating a minimum degree of common design among televisions, VCRs and cable systems, and relying heavily on the open marketplace, should be pursued; (ii) competition for all converter features unrelated to security descrambling should be maximized; and (iii) adopted standards should not affect unrelated telephone and computer features. The 1996 Act directed the FCC to adopt regulations which assure the competitive availability of converters ("navigation devices") from vendors other than cable operators. The FCC's rules may not impinge upon signal security concerns or theft of service protections. Waivers from these requirements will be available if the cable operator shows the waiver is necessary for the introduction of new services. Once the equipment market becomes competitive, FCC regulations in this area will be terminated.

     The 1996 Act requires cable operators, upon subscriber request, to fully scramble or block at no charge the audio and video portion of any channel not specifically subscribed to by a household. Further, the 1996 Act provides that sexually explicit programming must be fully scrambled or blocked. If the cable operator cannot fully scramble or block its signal, it must restrict transmission to those hours of the day when children are unlikely to view such programming.

     PRE-EXISTING FEDERAL REGULATION.  The 1984 Cable Act and the 1992
Cable Act regulated the cable television industry and the vast majority of that regulation remains unchanged by the 1996 Act. The 1984 Cable Act created uniform national standards and guidelines for the regulation of cable systems. Among other things, the 1984 Cable Act generally preempted local control over cable rates in most areas. In addition, the 1984 Cable
Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable systems from operating without a franchise in such jurisdiction. The 1984 Cable Act:
(i) requires cable television systems with 36 or more activated channels to reserve a percentage of such channels for commercial use by unaffiliated third parties; (ii) permits franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and governmental access; and (iii) regulates the renewal of franchises.

     The 1992 Cable Act greatly expanded federal and local regulation of the cable television industry. Certain of the more significant areas of regulation imposed by the 1992 Cable Act are discussed below.

     REGULATION OF PROGRAM LICENSING. The 1992 Cable Act directed the FCC to issue regulations regarding the sale and acquisition of cable programming between multichannel video program distributors (including cable operators) and programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude most exclusive programming contracts (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a programmer from improperly influencing the terms and conditions of sale to unaffiliated multichannel video program distributors. Further, the 1992 Cable Act requires that such cable affiliated programmers make their programming services available to cable operators and competing video technologies such as MMDS and DBS, and to telephone company providers of video services, on terms and conditions that do not unfairly discriminate among such competitors.

     REGULATION OF CARRIAGE OF PROGRAMMING. Under the 1992 Cable Act, the FCC adopted regulations prohibiting cable operators from requiring a financial interest in a program service as a condition to carriage of such service, coercing exclusive rights in a programming service or favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete.

     REGULATION OF CABLE SERVICE RATES. The 1992 Cable Act subjected the Company's cable systems to rate regulation, except in those cases where they face "effective competition." The FCC was required to establish standards and procedures governing regulation of rates for basic cable service, equipment and installation, which were then to be implemented by state and local franchising authorities. The 1992 Cable Act also required the FCC, upon complaint from a franchising authority or a cable subscriber, to review the reasonableness of rates for CPSTs. The 1996 Act amended the 1992 Cable Act to allow only LFAs to file complaints. Services offered on an individual basis, such as pay television and pay-per-view services, were not subject to rate regulation.

     On April 1, 1993, the FCC adopted rate regulations governing virtually all cable systems, which were revised on February 22, 1994. Under these regulations, existing basic and CPST service rates typically are evaluated against benchmark rates established by the FCC and are subject to mandatory reductions. Equipment and installation charges are regulated based on actual costs. As noted above, the 1996 Act provides that rate regulation of the CPST automatically sunsets on March 31, 1999.

     The FCC also allowed cable operators to elect to justify rates under cost-of-service rules, which allow high cost systems to establish rates in excess of the benchmark level. The FCC's interim cost-of-service rules allowed a cable operator to recover through rates for regulated cable services its normal operating expenses plus a rate of return equal to 11.25% on the rate base. However, the FCC significantly limited the inclusion in the rate base of acquisition costs in excess of the book value of tangible assets. As a result, the Company pursued cost-of-service justifications in only a few cases. On December 15, 1995, the FCC adopted slightly more favorable cost-of-service rules.

     The FCC's rate regulations generally permit cable operators to adjust rates to account for inflation and increases in certain external costs, including programming costs, to the extent such increases exceed the rate of inflation. However, a cable operator may pass through increases in the cost of programming services affiliated with such cable operator to the extent such costs exceed the rate of inflation only if the price charged by the programmer to the affiliated cable operator reflects either prevailing prices offered in the marketplace by the programmer to unaffiliated third parties or the fair market value of the programming. The FCC's revised regulations confirm that increases in pole attachment fees ordinarily will not be accorded external cost treatment. The FCC recently adopted a method for recovering external costs and inflation on an annual basis. The new method minimizes the need for frequent rate adjustments and the regulatory lag problems associated with the previous rate adjustment methodology.

      The regulations also provide mechanisms for adjusting rates when regulated tiers are affected by channel additions or deletions. Additional programming costs resulting from channel additions can be accorded the same external treatment as other program costs increases, and cable operators presently are permitted to recover a mark-up on their programming expenses. Under one option, operators were allowed a flat fee increase ($.20) per channel added to an existing CPST, with an aggregate cap on such increases ($1.20) plus a license fee reserve ($.30) through 1996. In 1997, an additional flat fee increase ($.20) was available, and the license fees for additional channels and for increases in existing channels were no longer subject to the aggregate cap. This optional approach for adding services expired on December 31, 1997.

     The FCC adopted additional rules that permit channels of new programming services to be added to cable systems in a separate new product tier which the FCC has determined that it will not rate regulate at this time. The FCC also has adopted rules allowing operators to raise rates based on costs incurred in connection with a substantial upgrade of the cable system. The FCC provided additional rate relief for small operators, including the Company, and to any additional systems that the Company acquires to the extent that the systems are already eligible for this favorable treatment.

     REGULATION OF CUSTOMER SERVICE. As required by the 1992 Cable Act, the FCC has adopted comprehensive regulations establishing minimum standards for customer service and technical system performance. Local franchising authorities are allowed to enforce stricter customer service requirements than the FCC standards.

     REGULATION OF CARRIAGE OF BROADCAST STATIONS. The 1992 Cable Act granted commercial broadcasters a choice of must-carry rights or retransmission-consent rights, and gave noncommercial educational broadcasters must-carry rights. By October 1993, cable operators were required to secure permission from broadcasters that elected retransmission-consent rights before retransmitting the broadcasters' signals. Local and distant broadcasters can require cable operators to make a payment as a condition to carriage of such broadcasters' stations on a cable system. Established superstations were not granted such rights.

     The 1992 Cable Act also imposed obligations to carry local broadcast stations for such stations which chose a must-carry right, as distinguished from the retransmission-consent right described above. The 1992 Cable Act and the rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must-carry, including the signals of stations carrying home-shopping programming and, depending on a cable system's channel capacity, non-commercial television broadcast signals. On March 31, 1997, the United States Supreme Court upheld the constitutionality of the must-carry provisions of the 1992 Cable Act.

     OWNERSHIP REGULATIONS. The 1992 Cable Act required the FCC to: (i) promulgate rules and regulations establishing reasonable limits on the number of cable subscribers which may be served by a single multiple system cable operator or entities in which it has an attributable interest; (ii) prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest; and (iii) consider the necessity and appropriateness of imposing limitations on the degree to which multichannel video programming distributors (including cable operators) may engage in the creation or production of video programming. On September 23, 1993, the FCC adopted regulations establishing a 30% limit on the number of homes nationwide that a cable operator may reach through cable systems in which it holds an attributable interest (attributable for these purposes is defined as a five percent or greater ownership interest or the existence of any common directors), with an increase to 35% if the additional cable systems are minority controlled. However, the FCC stayed the effectiveness of its ownership limits pending the appeal of a September 16, 1993, decision by the United States District Court for the District of Columbia which, among other things, found unconstitutional the provision of the 1992 Cable Act requiring the FCC to establish such ownership limits. On appeal, however, the United States Court of Appeals for the District of Columbia Circuit upheld the provision. As a result, the Company's ability to acquire interests in additional cable systems may be affected.

     On September 23, 1993, the FCC also adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest (using the same attribution standards as discussed above) to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. Channels beyond the first 75 activated channels are not subject to such limitations, and the rules do not apply to local or regional programming services.

     In the same rulemaking proceeding, the FCC concluded that additional restrictions on the ability of multichannel distributors to engage in the creation or production of video programming presently are unwarranted.

     Under the 1992 Cable Act and the FCC's regulations, a cable operator could not hold a license for MMDS and DBS systems within the same geographic area in which it provides cable service. The 1996 Act would allow such ownership if effective competition exists in that geographic area.

     The 1992 Cable Act contains numerous other provisions which, together with the 1984 Cable Act, create a comprehensive regulatory framework. Violation by a cable operator of the statutory provisions or the rules and regulations of the FCC can subject the operator to substantial monetary penalties and other significant sanctions such as suspension of licenses and authorizations, issuance of cease and desist orders and imposition of penalties. Many of the specific obligations imposed on the operation of cable television systems under these laws and regulations are complex, burdensome and increase the Company's cost of doing business.

     COPYRIGHT REGULATIONS. The Copyright Revision Act of 1976 (the "Copyright Act") provides cable television operators with a compulsory license for retransmission of broadcast television programming without having to negotiate with the stations or individual copyright owners for retransmission consent for the programming. The availability of the compulsory license is conditioned upon the cable operators' compliance with applicable FCC regulations, certain reporting requirements and payment of appropriate license fees, including interest charges for late payments, pursuant to the schedule of fees established by the Copyright Act and regulations issued thereunder. The Copyright Act also empowers the Copyright Office to periodically review and adjust copyright royalty rates based on inflation and/or petitions for adjustments due to modifications of FCC rules. The FCC has recommended to Congress the abolition of the compulsory license for cable television carriage of broadcast signals, a proposal that has received substantial support from members of Congress.

Any material change in the existing statutory copyright scheme could significantly increase the costs of programming and be adverse to the business interests of the Company.

     PRIVACY. The 1984 Cable Act imposes a number of restrictions on the manner in which cable system operators can collect and disclose data about individual system customers. The statute also requires that the system operator must periodically provide all customers with written information about its policies regarding the collection and handling of customer data, their privacy rights under federal law and their enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements are strengthened to require that cable operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

     STATE AND LOCAL REGULATION. Because cable television systems use local streets and rights-of-way, cable television systems are generally licensed or franchised by local municipal or county governments and, in some cases, by centralized state authorities with such franchises being given for fixed periods of time subject to extension or renewal largely at the discretion of the issuing authority. The specific terms and conditions of such franchises vary significantly depending on the locality, population, competitive services and a number of other factors. While this variance takes place among systems of essentially the same size in the same state, franchises generally are comprehensive in nature and impose requirements on the cable operator relating to all aspects of cable service including franchise fees, technical requirements, channel capacity, subscriber rates, consumer and service standards, access channel and studio facilities, insurance and penalty provisions. Local franchise authorities generally control the sale or transfer of cable systems to third parties. The franchising process, like the federal regulatory climate, is highly politicized and no assurances can be given that the Company's franchises will be extended or renewed or that other problems will not be encountered at the local level. In connection with the franchise renewal process, LFAs commonly request the provision of enhanced cable system technology as a condition of franchise renewal. The 1984 Cable Act grants certain protective procedures in connection with renewal of cable franchises, which procedures were further clarified by the renewal provisions of the 1992 Cable Act.

     PROPOSED CHANGES IN REGULATION. The regulation of cable television systems at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. Material changes in the law and regulatory requirements must be anticipated and there can be no assurance that the Company's business will not be affected adversely by future legislation, new regulation or deregulation. Legislative, administrative and/or judicial action may change all or portions of the foregoing statements relating to competition and regulation.

     CABLE PROVISION OF INTERNET SERVICES. Transmitting indecent material via the Internet is made criminal by the 1996 Act. However, on-line access providers are exempted from criminal liability for simply providing interconnection service; they are also granted an affirmative defense from criminal or other action where in "good faith" they restrict access to indecent materials. The 1996 Act further exempts on-line access providers from civil liability for actions taken in good faith to restrict access to obscene, excessively violent or otherwise objectionable material. On June 26, 1997, the United States Supreme Court held unconstitutional the provisions of the 1996 Act criminalizing indecent online transmissions.

     REGULATION OF INTERNET SERVICES. Internet-related services are not currently subject to direct regulation by the FCC or any other United States agency, other than regulation applicable to businesses generally. The FCC recently requested comments on a petition filed by the America's Carriers Telecommunication Association which requests that the FCC regulate certain voice transmissions over the Internet as telecommunications services. Changes in the regulatory environment relating to the telecommunications or Internet-related services industry could have an adverse effect on the Company's Internet-related services business. The 1996 Act may permit telecommunications companies, RBOCs or others to increase the scope or reduce the cost of their Internet access services.
In its recent access charge reform proceeding, the FCC concluded that incumbent LECs may not assess interstate access charges on information service providers, but stated that it planned to address issues relating to information service providers' use of the public switched network as part of a broader set of issues under review in a related proceeding. Given the present unsettled nature of the regulation of Internet services, the Company cannot predict the effect that the 1996 Act or any future legislation, regulation or regulatory changes may have on its business.

     In addition to the regulatory uncertainties, the law relating to the liability of on-line services providers and Internet access providers for information carried on, disseminated through or hosted on their systems is currently unsettled. Several private lawsuits seeking to impose such liability are currently pending. In one action brought against an Internet access provider, Religious Technology Center v. Netcom On-Line Communication Services, Inc., the United States District Court for the Northern District of California ruled in a preliminary phase that under certain circumstances Internet access providers could be held liable for copyright infringement. The case has been settled by the parties.

     The 1996 Act prohibits and imposes criminal penalties and civil liability for using an interactive computer service for transmitting certain types of information and content, such as indecent or obscene communications. On June 12, 1996, however, a panel of three federal judges granted a preliminary injunction barring enforcement of this portion of the 1996 Act to the extent that enforcement is based upon allegations other than obscenity or child pornography as an impermissible restriction on the First Amendment's right of free speech. That decision was appealed to the United States Supreme Court, which held the provisions unconstitutional.
In addition, Congress, in consultation with the United States Patent and Trademark Office and the Clinton Administration's National Information Infrastructure Task Force, is currently considering legislation to address the liability of on-line service providers and Internet access providers, and numerous states have adopted or are currently considering similar types of legislation. The imposition upon Internet access providers or Web hosting sites of potential liability for materials carried on or disseminated through their systems could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain product or service offerings. The Company believes that it is currently unsettled whether the 1996 Act prohibits and imposes liability for any services provided by Iway should the content or information transmitted be subject to the 1996 Act.

     The law relating to the liability of on-line service providers and Internet access providers in relation to information carried, disseminated or hosted also is being discussed by the World Intellectual Property Organization in the context of ongoing consideration of updating existing, and adopting new, international copyright treaties. Similar developments are ongoing in the United Kingdom and other jurisdictions. The scope of authority of various regulatory bodies in relation to on-line services is currently uncertain.

     The Office of Telecommunications in the United Kingdom recently has published a consultative document setting out a number of issues for discussion, including the roles of traditional telecommunications and broadcasting regulators with respect to on-line services. The Securities Investment Board in the United Kingdom is investigating the status of on-line services and the transmission of investment information over networks controlled by access providers. Such transmissions may make an access provider liable for any violation of securities and other financial services legislation and regulations. Decisions regarding regulation, enforcement, content liability and the availability of Internet access in other countries may significantly affect the ability to offer certain services worldwide and the development and profitability of companies offering Internet and on-line services in the future. For example, it has been reported that CompuServe recently removed certain content from its services worldwide in reaction to law enforcement activities in Germany, and it has been reported that an Internet access provider in Germany has been advised by prosecutors that it may have liability for disseminating neo-Nazi writings by providing access to the Internet where these materials are available.

     The increased attention focused upon liability issues as a result of these lawsuits, legislation and legislative proposals could affect the growth of Internet use. Any costs incurred as a result of liability or asserted liability for information carried on or disseminated through its systems could have a material adverse effect on the business, financial condition and results of operations of the Company.

     SUMMARY ONLY. The foregoing is only a summary of some of the present and proposed federal, state and local regulations and legislation relating to the Company's businesses. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local regulatory requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which the Company operates. Neither the outcome of these proceedings nor their impact upon the Company can be predicted at this time.

EMPLOYEES

     As of December 31, 1997, the Company employed 161 employees, 142 of whom were full-time employees and none of whom was subject to any collective bargaining agreement.

ENVIRONMENTAL AND OTHER MATTERS

     Except for site-specific issues, environmental issues tend to impact members of the telecommunications industry in consistent ways. The United States Environmental Protection Agency ("EPA") and other agencies regulate a number of chemicals and substances that may be present in facilities used in the provision of telecommunications services. These include preservatives which may be present in certain wood poles, asbestos which may be present in certain underground duct systems, and lead which may be present in certain cable sheathing. Components of the Company's network may include one or more of these chemicals or substances. The Company believes that in their present uses, none of such facilities of the Company poses any significant environmental or health risk that derives from EPA regulated substances. If EPA regulation of any such substance is increased, or if any facilities are disturbed or modified in such a way as to require removal of the substance(s), special handling, storage and disposal may be required for any such facilities removed from use.

RECENT DEVELOPMENT

     In December 1997, the Company and its wholly owned subsidiary DWS entered into an agreement to acquire by merger Vantek Communications, Inc. and Van/Alert, Inc., two South Dakota corporations (collectively, "Vantek"). Vantek is a leading mobile radio operator and operates one of the largest paging business in South Dakota. Under the terms of the merger agreement, Vantek will be merged with and into DWS, which will continue its existence as a wholly owned subsidiary of the Company, operating both DWS' current PCS business and Vantek's existing mobile radio and paging business. The merger is subject to various conditions, including the receipt of regulatory approval relating to license transfers. The Company anticipates that, subject to the satisfaction of necessary conditions, the merger will be completed in mid 1998.


ITEM 2.  DESCRIPTION OF PROPERTY.

     The tangible assets of the Company include a substantial investment in telecommunications and cable equipment. The net book value of the Company's fixed assets was $25.4 million as of December 31, 1997.
No single property represents 10% or more of the Company's total assets.

     The principal properties of the Company do not lend themselves to simple description by character and location. The Company's investment in property, plant and equipment consisted of the following at December 31, 1996 and 1997:
                   DAKOTA TELECOMMUNICATIONS GROUP, INC.
                              (IN THOUSANDS)

  FIXED ASSETS                                       1997                      1996
  ------------                                       ----                      ----
Telecommunications Plants                          $ 23,948                  $ 16,923
Cable Systems                                         5,352                     4,870
Other Equipment                                       4,327                     2,510
Land and Buildings                                    3,014                     1,604
Construction in Progress                                289                       354

     Telecommunications plant consists of switching equipment, transmission equipment and related facilities, aerial cable, underground cable, conduit and wiring. Cable systems consist of head-end, distribution and subscriber equipment. Other equipment consists of public telephone instruments and telephone equipment (including PBXs) used or leased by the Company in its operations, poles, furniture, office equipment, vehicles and other work equipment. Land and buildings consist of land owned in fee and improvements thereto, principally central office buildings. Other property consists primarily of plant under construction, capital leases and leasehold improvements.

     The Company's rights-of-way for its telecommunications and cable transmission systems are typically held under leases, easements, licenses or governmental permits. All other major equipment and physical facilities are owned in fee and are operated, constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on or across properties owned by others.

     The Company believes that standard practices prevailing in the telephone industry are followed by the Company's telephone operating subsidiaries in the construction and maintenance of plant and facilities, and that all properties presently being used for operations of the Company are suitable, well maintained and adequately equipped for the purposes for which they are used. Substantially all of the Company's properties are subject to mortgage liens held by the Rural Telephone Finance Corporation ("RTFC").

     The following property is owned in fee by the Company and its subsidiaries:

          Headquarters building - Irene, South Dakota
               13,000 sq. ft., single story brick structure, with 11,800 sq. ft. for offices, and 1,200 sq. ft. for storage. Originally built in 1977 and expanded twice since then.

          Main warehouse - Irene, South Dakota
               5,000 square feet, metal structure.

          Service building - Irene, South Dakota
               3,000 square feet, metal structure, with 600 sq. ft. in office space and the balance in storage.

          Network switching center - Viborg, South Dakota
               7,000 sq. ft., single story brick structure, on six-acre site in an industrial park.

          Network service building - Lennox, South Dakota
               1,360 sq. ft. for switching, 2,000 sq. feet for storage.

          Switching and equipment buildings
               Irene, South Dakota - telephone 900 sq. ft.
               Wakonda, South Dakota - 800 sq. ft.
               Gayville, South Dakota - 600 sq. ft.
               Parker, South Dakota - 1,400 sq. ft.
               Alsen, South Dakota - 1,000 sq. ft., plus 400 sq. ft. for storage.
               Flyger, South Dakota - 900 sq. ft.
               Worthing, South Dakota - 1,100 sq. ft.
               Beresford, South Dakota - 700 sq. ft.
               Hurley, South Dakota - 900 sq. ft.
               Sundowner site - Sioux Falls, South Dakota - 100 ft. wireless equipment tower with a 250 sq. ft. on a 2.5 acre site.

     The following property is leased by the Company:

          Beresford, South Dakota - 250 sq. ft. (office)
          9th & Phillips site - Sioux Falls, South Dakota - approximately 5,500 sq. ft. (office).
          DataNet office lease - Sioux Falls, South Dakota - approximately 7,175 sq. ft. (office).

     The Company also has various CATV equipment buildings, all of which are small (less than 300 sq. ft.) and most of which are on leased land in various communities served by the Company. All properties owned by the Company are subject to liens for loans obtained in the ordinary course of business.


ITEM 3.  LEGAL PROCEEDINGS.

     There are no material pending legal proceedings against the Company. The Company is subject from time to time to legal proceedings and claims that arise in the ordinary course of business and frequently participates in regulatory proceedings in front of the South Dakota Public Utilities Commission and the FCC. However, in the opinion of management, none of these proceedings is material to the Company's consolidated financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the period covered by this report.


                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information under the caption "Stock Information" on page S-36 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 is here incorporated by reference.

     On December 1, 1997, the Company issued 320,000 shares of Common Stock valued at the time at $4 million to the shareholders of DataNet, two individuals who were existing shareholders of the Company, in connection with the acquisition by the Company of all of the outstanding shares of capital
stock of DataNet.   The Company relied on the exemption provided in Section
4(2) of the Securities Act of 1933, as amended, for this issuance.

     On December 22, 1997, the Company sold 98,426 shares of Common Stock to the Dakota Telecommunications Group, Inc. Employee Stock Ownership Plan

("ESOP") for $1 million. Proceeds were provided by a loan secured by the ESOP and guaranteed by the Company. The Company relied on the exemption provided in Section 4(2) of the Securities Act of 1933, as amended, for this issuance.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The information under the caption "Management's Discussion and Analysis or Plan of Operation" on pages S-7 through S-16, inclusive, of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 is here incorporated by reference.


ITEM 7.   FINANCIAL STATEMENTS.

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Independent Auditors' Report on pages S-17 through S-35, inclusive, of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 are here incorporated by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Company's Board of Directors is divided into three classes, which are as nearly equal in number as possible. Each class of directors serves a successive three-year term of office. Biographical information concerning the persons who are directors or executive officers of the Company is presented below. Except as otherwise indicated, all of the named individuals have had the same principal employment for over five years. Executive officers are appointed annually and serve at the pleasure of the Board of Directors.

     DIRECTORS WITH TERMS EXPIRING IN 2000

     Thomas W. Hertz (age 51) has been a director and Chief Executive Officer and President of the Company since its formation (February 1997), was Chief Executive Officer of the Cooperative from July 1996 until the Merger and was General Manager of the Cooperative from December 1995 until the Merger. Prior to December 1995, Mr. Hertz was an attorney in private practice with the law firm of Ulmer, Hertz & Bertsch, P.C.

     Palmer O. Larson (age 74) was a director of the Cooperative from 1976 until the Merger and has been a director of the Company since its formation (February 1997). Mr. Larson is a semi-retired agribusiness (farm) owner and operator.

     John (Jack) A. Roth (age 66) was a director of the Cooperative from 1970 until the Merger and has been a director of the Company since its formation (February 1997). Mr. Roth retired as an agent for State Farm Insurance in Parker, South Dakota, after working as an insurance agent for 33 years.

     DIRECTORS WITH TERMS EXPIRING IN 1999

     Ross L. Benson (age 63) was a director of the Cooperative since 1980 until the Merger and has been a director of the Company since its formation (February 1997). Mr. Benson is an agribusiness (farm) owner and operator.

     Dale Q. Bye (age 67) was a director of the Cooperative from 1975 until the Merger and has been a director of the Company since its formation (February 1997). Mr. Bye is a semi-retired agribusiness (farm) owner and operator.

     James H. Jibben (age 47) was a director of the Cooperative from 1988 until the Merger and its Chairman of the Board from 1995 until the Merger and has been a director and Chairman of the Board of Directors of the Company since its formation (February 1997). Mr. Jibben was President of the Cooperative prior to the Merger. Mr. Jibben is an agribusiness (farm) owner and operator.

     DIRECTORS WITH TERMS EXPIRING IN 1998

     Craig A. Anderson (age 42) has been a director and Executive Vice President, Chief Financial Officer and Treasurer of the Company since its formation (February 1997) and was Executive Vice President - Marketing and Chief Financial Officer of the Cooperative from January 1, 1997 until the Merger. Prior to January 1, 1997, Mr. Anderson was Vice President - Marketing of the Cooperative from September 1996 to January 1, 1997. From January 1994 until September 1996, Mr. Anderson was an independent business consultant and from May 1994 until December 1995 he attended the University of South Dakota, earning a Masters of Business Administration and Masters in Professional Accounting. From November 1992 until January 1994, Mr. Anderson was a director and Vice President - Chief Financial Officer and Secretary of the Austad Company (a catalog retailer of golf equipment). From July 1989 to September 1992, Mr. Anderson served as a director and Vice President - Chief Financial Officer, General Counsel and Secretary of Dial-Net, Inc. (a long distance reseller).

     Jeffrey J. Goeman (age 40) was a director of the Cooperative from 1988 until the Merger and has been a director of the Company since its formation (February 1997). Mr. Goeman is President of and has owned and operated Goeman Auction Service and Real Estate, Inc. in Lennox, South Dakota (a real estate brokerage and appraisal and auction firm) since 1980.

     Jeffrey G. Parker (age 51) has been a director of the Company since July 1997. Mr. Parker's principal occupation is as the President and Chief Executive Officer of Parker Transfer and Storage, Inc., a transportation and storage company with which he has been associated since 1969. Mr. Parker also serves as President of Slip and Trip, Inc., a service provider to Parker Transfer and Storage, Inc. and as a director of HF Financial Corp. Mr. Parker served as Vice President of TCIC from 1990 until 1996 and as President of TCIC during 1996.

     John A. Schaefer (age 72) was a director of the Cooperative from 1974 until the Merger and has been a director of the Company since its formation (February 1997). Mr. Schaefer is retired. He formerly was an agribusiness
(farm) owner and operator.

     OTHER EXECUTIVE OFFICERS.

     Timothy Dupic (age 43) is the Secretary of the Company, a position he has held since July 1997. Mr. Dupic also serves as Vice President of Operations of the Company, a position he has held since January 1996.
Prior to that time, Mr. Dupic worked in management of the National Exchange Carriers Association and currently serves as an outside director of that organization.

     As of the date of this report, directors and officers of the Company and persons beneficially owning more than ten percent of the outstanding shares of Common Stock were not subject to the reporting obligations of Section 16(a) of the Exchange Act.


ITEM 10.  EXECUTIVE COMPENSATION.

     The following table shows certain information concerning the compensation paid to Thomas W. Hertz, President and Chief Executive Officer of the Company, and Craig A. Anderson, Executive Vice President, Chief Financial Officer and Treasurer of the Company, for services rendered to the Company or the Cooperative, as applicable, during the years ended December 31, 1997, 1996 and 1995. No other executive officer of the Company or the Cooperative earned cash compensation in excess of $100,000 during 1997.

SUMMARY COMPENSATION TABLE

                                                               LONG-TERM COMPENSATION
                                                                ----------------------
                                                                         AWARDS
                                                                ----------------------
                                          ANNUAL COMPENSATION      NUMBER OF SECURITIES    ALL OTHER
                                          -------------------
NAME AND PRINCIPAL POSITION     YEAR       SALARY    BONUS<F1>      UNDERLYING OPTIONS  COMPENSATION<F2>
---------------------------     ----       ------    -----          ------------------  ----------------
Thomas W. Hertz                 1997      $129,808   $15,000              123,980            $15,702
 President and Chief            1996       118,940        --                   --              1,439
 Executive Officer              1995        20,455        --                   --                 72


Craig A. Anderson               1997      $ 96,154   $ 7,500              123,980            $ 7,105
 Executive Vice President,      1996        28,725        --                   --              1,195
 Chief Financial Officer
   and Treasurer<F3>
_________________________________

<F1>     This column represents the cash value of shares of Common Stock awarded to the above individuals.

<F2>     All other compensation represents (i) premiums paid by the Company or the Cooperative, as applicable, for life insurance on Mr. Hertz ($1,445 in 1997) and Mr. Anderson ($1,445 in 1997), and (ii) Company or Cooperative
         contributions to pension and 401(k) plans for Mr. Hertz ($14,257 in 1997) and Mr. Anderson ($5,660 in 1997).

<F3>     Mr. Anderson began his employment with the Cooperative on September 15, 1996.

     The following tables set forth information regarding stock options granted to the named executive officers during the last fiscal year and stock options held by the named executive officers at the end of the last fiscal year. None of the named executive officers exercised any stock options during 1997.

                      OPTION GRANTS IN LAST FISCAL YEAR

                                               PERCENT OF TOTAL
                      NUMBER OF SECURITIES     OPTIONS GRANTED
                            UNDERLYING         TO EMPLOYEES IN
      NAME              OPTIONS GRANTED<F1>      FISCAL YEAR         EXERCISE PRICE      EXPIRATION DATE
--------------        ---------------------    ----------------   -------------------    ---------------
Thomas W. Hertz               123,980               46.3%                 $ 6.19             12-31-2006

Craig A. Anderson             123,980               46.3%                 $ 6.19             12-31-2006
________________________________

<F1>     To provide an incentive for Thomas W. Hertz, Chief Executive Officer and General Manager of the Cooperative, and Craig A. Anderson, Executive Vice President-Marketing and Chief Financial Officer of the Cooperative (collectively, the "Optionees"), to operate the Cooperative to promote the Cooperative's long-term growth and profitability and to help align their economic interests with those of the Cooperative's members and security holders, effective as of January 1, 1997, the Board of Directors of the Cooperative adopted stock option agreements granting options to each Optionee to purchase up to an aggregate of 767 shares of Cooperative preferred stock at a price of $1,000 per share. Upon consummation of the Conversion and Merger, these options automatically became options to purchase Common Stock (converted on an approximately 80.8-to-1 basis).  Thus, Mr. Anderson and Mr. Hertz each hold options to acquire 123,980 shares of Common Stock at a price of $6.19 per share.

         The options call for delayed vesting so that 20 percent of each option became exercisable on July 25, 1997. Thereafter, an additional 20 percent of each option becomes exercisable on each anniversary date of the stock option agreements if the Optionees are then employed by the Company until the total number of shares subject to each option become exercisable. Thus, 40 percent of the options have become exercisable as of the date of this report.
         Each option remains outstanding for ten years from the date it was granted. The options are non-transferable.

        Under the terms of the stock option agreements, the options are not incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The options were not subject to tax when they were granted. Upon exercise, the Optionee will recognize compensation income in the amount of the spread between the market value of the options and the option exercise price. The Company will receive a corresponding deduction. The option price must be paid in cash or shares of stock of the Company, valued at the market value on the date of exercise.

        On a fully diluted basis, assuming that all vesting periods and other restrictions contained in the options have been satisfied or lapsed and all the options were exercised in full, each Optionee would own approximately five percent of the total number of shares of the Company's outstanding Common Stock. The exercise price of the Company's Common Stock under the stock option agreements is $6.19 per share.


                                             FISCAL YEAR-END OPTION VALUES

                                     NUMBER OF                         VALUE OF UNEXERCISED
                          SECURITIES UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS AT
                              OPTIONS AT FISCAL YEAR-END                 FISCAL YEAR-END <F1>
                          ----------------------------------      ---------------------------
      NAME                EXERCISABLE        UNEXERCISABLE         EXERCISABLE    UNEXERCISABLE
--------------            -----------       --------------        ------------  --------------
Thomas W. Hertz             49,592               74,388           $  312,925.57   $  469,388.28

Craig A. Anderson           49,592               74,388           $  312,925.57   $  469,388.28


<F1> Based on a market value of $12.50 per share at December 31, 1997, adjusted to reflect the two-for-one stock split.

     During 1997, the Cooperative compensated its directors at the rate of $500 per regular monthly board meeting attended, $250 per special board meeting attended and $100 per special telephonic board meeting attended. Directors also are provided with travel and accident insurance at a cost of $125 per year per director. Directors are eligible to participate in the medical reimbursement plan. These compensation arrangements were continued by the Company after the Merger in July 1997. In 1998, directors will also be compensated at the rate of $250 for attendance by teleconference at regular monthly board meetings.

     Under the Company's 1997 Stock Incentive Plan, each director of the Company who is not an employee of the Company (a "Non-Employee Director") will be entitled to receive semi-annually, on June 30 and December 31 of each year, stock options to purchase 400 (as adjusted to reflect the effect of the stock split) shares of Common Stock at 100 percent of the market value on the date of grant. The stock options will be issued for a term of ten years. The formula grant provisions for Non-Employee Directors may be amended by the Board of Directors not more than once every six months, other than to comport with changes in the Code, the Securities Exchange Act of 1934, as amended (the "Exchange Act") or the rules thereunder. Non-Employee Directors may pay the exercise price using previously held shares of Common Stock to the extent that other plan participants are permitted to do so.

     In November 1997, the Board of Directors adopted the Director Stock Plan of 1997, under which each Non-Employee Director who has or will have served more than five years on the Board of Directors of the Company (including service as a director of the Cooperative) will receive a one-time award of 2,000 shares (as adjusted to reflect the effect of the stock split) of Common Stock. This award was payable on January 1, 1998 to directors who had previously served five years, and will be payable on the fifth anniversary of service to all other non-employee directors.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     EMPLOYMENT AGREEMENTS. The Cooperative entered into separate but substantially identical Employment Agreements ("Agreements") with its Chief Executive Officer and General Manager, Thomas W. Hertz, and its Executive Vice President-Marketing, Chief Financial Officer and Treasurer, Craig A. Anderson (the "Executives"). Upon consummation of the Merger, the Company assumed the Agreements according to their terms.

     Each Agreement is for a three-year term of employment. However, the employment term under each Agreement will be automatically extended for an additional year at the end of each year, unless either party gives written notice that the employment term under the Agreement is not to be extended further, in which case the employment term under the Agreement will expire at the end of two additional years, except that the employment term under the Agreement will also be extended automatically for three years following the date of any Change in Control (as defined in the Agreements) occurring during the employment term under the Agreement. The current terms of the Agreements are until December 31, 2000.

     The Agreements provide minimum salaries of $135,000 per year for Thomas W. Hertz and $100,000 per year for Craig A. Anderson, and also provide for an annual bonus to each of the Executives equal to fifteen percent of the increase, if any, in corporate net income over prior year net income. "Net income," for purposes of the bonus calculations, is pre-tax net income before depreciation, amortization and other non-cash expenses, before annual bonuses under the two Agreements and after eliminating the effect of extraordinary items. Under the formula, no bonuses were paid for 1997.

     Under the Agreements, the Company or the Executive may terminate the Executive's employment at any time upon 30 days' notice. If the Company terminates the Executive's employment involuntarily during the term of the employment under the Agreements other than as the result of a Disability or for Cause, or if the Executive terminates the employment for Good Reason during the employment term under the Agreements, the Agreements entitle the terminated Executive to Severance Pay. "Disability" is defined as the Executive's inability to substantially perform his duties for a continuous period of nine months. "Cause" is defined as willful and continued failure by the Executive to substantially perform his duties after notice of the deficiency, or willful misconduct by the Executive that is materially injurious to the Company and occurs without good-faith belief by the Executive that the action was in the best interests of the Company. Termination for Cause requires the affirmative vote of two-thirds of the Board of Directors. "Good Reason" is defined to include: (i) a material breach by the Company of the Agreements or any other agreement with the Executive; (ii) assignment to the Executive of duties inconsistent with his position; (iii) removal of the Executive from his position; (iv) relocation of the Company's principal executive offices outside a 60-mile radius from Irene, South Dakota or any requirement by the Company that the Executive be located other than at the executive offices or that he engage in substantially increased job related travel; or (v) failure of the Company to obtain the agreement of any successor to assume the Agreements. The Executive may not terminate his employment with Good Reason without first giving the Company notice and ten days' opportunity to cure any occurrence constituting Good Reason.

     "Severance Pay" under the Agreements consists of continuation of the Executive's salary, bonus and benefits for the unexpired employment term under the Agreements at the time of the termination (with a minimum annual bonus each year equal to that of the year before the termination), reasonable out-placement services and immediate vesting of all restricted stock and stock option rights. Severance Pay is not reduced by any post-termination employment or other income of the Executive. If the Executive dies while entitled to receive Severance Pay, the remaining Severance Pay is to be paid to the Executive's estate. If a termination entitling the Executive to Severance Pay occurs after a Change in Control, or if the Company defaults on Severance Pay obligations, the monthly salary and bonus payments are accelerated and become payable immediately in a lump sum.

     The Agreements prohibit the Executive from competing with the Company during his employment, and after his employment while he is receiving

Severance Pay. The Executive may end the post-employment noncompetition period at any time by renouncing any right to further Severance Pay.

     The Agreements provide for payment of the Executive's reasonable legal fees and expenses incurred in seeking to enforce the Executive's rights under the Agreements, to the extent the Executive is successful in his claims, with payment made contemporaneously but with the Executive required to repay any amount to which he is ultimately found not to be entitled.
The Agreements also provide that the Company will make the Executive whole for any taxes, interest or penalties incurred by the Executive on account of the characterization of any payment to which the Executive is entitled from the Company as an "excess parachute payment" under Section 280G of the Code or any successor provision of the Code, so that the net payments to the Executive after all such taxes, interest and penalties will be the same as if no such characterization had occurred.

     INDEMNITY AGREEMENTS. The Company has entered into indemnity agreements with each director and executive officer of the Company (collectively, "Leaders"). The indemnity agreements indemnify each Leader against all expenses incurred in connection with any action or investigation involving the Leader by reason of his or her position with the Company (or with another entity at the Company's request). The Leader will also be indemnified for costs, including judgments, fines and penalties, indemnifiable under Delaware law or under the terms of any current or future liability insurance policy maintained by the Company that covers the Leaders. A Leader involved in a derivative suit will be indemnified for expenses and amounts paid in settlement. Indemnification is dependent in every instance on the Leader meeting the standards of conduct set forth in the indemnity agreements. If a change in control or potential change in control occurs, the Company will fund a trust to satisfy its anticipated indemnification obligations.

     STOCK PLAN PROVISIONS.   The Company's 1997 Stock Incentive Plan
provides that, unless the Board or the Compensation Committee of the Board of Directors determines otherwise, upon a "change in control" of the Company as defined in that plan all outstanding stock option and other awards of stock and restricted stock shall become immediately exercisable and fully vested and nonforfeitable. In addition, upon a change in control of the Company, the Compensation Committee may, in its discretion, determine that some or all participants holding outstanding stock options shall receive cash in lieu of some or all of the stock subject to such options in an amount equal to the excess of the highest price per share actually paid in connection with the change in control of the Company over the exercise price per share under such options.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information concerning the number of shares of Common Stock held by each stockholder who is known to the

Company's management to be the beneficial owner of more than five percent of the outstanding Common Stock as of March 16, 1998.


           NAME AND ADDRESS                             AMOUNT AND NATURE OF
         OF BENEFICIAL OWNER                           BENEFICIAL OWNERSHIP OF            PERCENT
           OF COMMON STOCK                          SHARES OF COMMON STOCK<F1><F2>     OF CLASS<F3>
        --------------------                      -------------------------------      ------------
        Gery Baar                                               171,014                  9.0%
        c/o Dakota Telecommunications Group, Inc.
        P.O. Box 66
        Irene, South Dakota 57037-006

        Douglas English                                         171,014                  9.0%
        c/o Dakota Telecommunications Group, Inc.
        P.O. Box 66
        Irene, South Dakota 57037-0066

        Jeffrey G. Parker                                       120,326                  6.3%
        c/o Dakota Telecommunications Group, Inc.
        P.O. Box 66
        Irene, South Dakota 57037-0066
_______________________________

Footnotes begin on page 41.



     The following table sets forth information concerning the number of shares of Common Stock held as of March 16, 1998 by each of the Company's directors, each of the named executive officers and all of the Company's directors and executive officers as a group.

                             AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                       OF COMMON STOCK<F1><F2>
                             ------------------------------------------
                                SOLE          SHARED
                             VOTING AND      VOTING OR         TOTAL           PERCENT
                             DISPOSITIVE    DISPOSITIVE      BENEFICIAL          OF
NAME OF BENEFICIAL OWNER        POWER         POWER<F4>       OWNERSHIP       CLASS<F3>
------------------------     -----------     ---------        ---------     -------------
Craig A. Anderson<F5>            56,044         ---             56,044          2.9%

Ross L. Benson<F6>                2,400          300             2,700           <F*>

Dale Q. Bye<F6>                   2,664         ---              2,664           <F*>

Edward D. Christensen, Jr.<F6>    3,330         ---              3,330           <F*>

Jeffrey J. Goeman<F6>             2,400        1,642             4,042           <F*>

Thomas W. Hertz<F5>              57,256         ---             57,256           2.9%

James H. Jibben<F6>               2,912         ---              2,912           <F*>

Palmer O. Larson<F6>              2,586         ---              2,586           <F*>

Jeffrey G. Parker<F7>           120,326          ---           120,326           6.3%

John A. Roth<F6>                  4,184          164             4,348           <F*>

John A. Schaefer<F6>              2,784         ---              2,784           <F*>

All directors and executive
 officers as a group
 (12 persons)                   258,106        2,106           260,212           12.9%
_______________________________

<F*>Less than one percent

<F1>     The numbers of shares stated are based on information furnished by each person listed and include shares personally owned of record by that person and shares that, under applicable regulations, are considered to be otherwise beneficially owned by that person. Under these regulations, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or dispositive power with respect to the security. Voting power includes the power to vote or to direct the voting of the security. Dispositive power includes the power to dispose or to direct the disposition of the security. A person also will be considered the beneficial owner of a security if the person has a right to acquire beneficial ownership of the security within 60 days.

<F2>     In connection with the acquisitions by the Cooperative of
         TCIC and Iway, the Cooperative entered into Standstill
         Agreements (the "Standstill Agreements") with each of the former shareholders of TCIC and Iway (collectively, the "Sellers"). The Sellers received shares of Cooperative preferred stock and warrants to purchase additional shares of Cooperative preferred stock. Under the Standstill Agreements, the Sellers agreed to refrain from certain actions, including: (i) acquiring any Common Stock in excess of five percent of the Company's Common Stock outstanding at any time during the term of the Standstill
         Agreements, with certain exceptions such as the sale or transfer of shares among the Sellers; (ii) making or participating in any "solicitation of proxies," as that term is defined in Regulation 14A under the Exchange Act; (iii) forming, joining or participating in a "group," as that term is defined in Section 13(d)(3) of the Exchange Act, with respect to any Common Stock; (iv) initiating or participating in any stockholder proposal to be voted upon by the holders of the Company's Common Stock or calling any special meeting of stockholders of the Company; (v) depositing any shares of the Company's Common Stock into a voting trust or subjecting such shares to a voting agreement; or (vi) seeking in any way to gain control of the Company or its Board of Directors or seeking to influence the Company's management or policies.

         The Standstill Agreements further provide that the Sellers will not dispose of any shares of the Company's Common Stock (with certain exceptions) except in accordance with certain provisions of the Standstill Agreements. The Standstill Agreements grant to the Company a "First Purchase Option" to buy all, but not less than all, of the Sellers' shares of the Company's Common Stock that they wish to sell ("First Option Shares") for a period of three years following the date that the Cooperative preferred stock was converted into shares of the Company's Common Stock. Under the First Purchase Option, if a Seller desires to sell any of the person's shares of Common Stock, the Seller must first notify the Company, which then has 30 days to determine whether to purchase the First Option Shares. If the Company exercises its option, it must purchase all of the First Option Shares. If the Company does not exercise its First Purchase Option, the Seller who gave the notice may then sell those First Option Shares to a third party at the same price specified in the person's initial notice to the Company. However, if the Seller fails to sell the First Option Shares to a third party within 60 days after the Company's option expires, then the process must start over.


         Under the Standstill Agreements, in the event that a third party makes a tender offer (a "Tender Offer") for shares of the Company's Common Stock, then the Sellers must grant the Company an option (the "Tender Offer Option") to purchase all, but not less than all, of the shares that the Sellers wish to sell in the Tender Offer. This process works much the same as for a First Purchase Option, except that the deadlines are shorter. In addition, if a competing tender offer arises prior to the closing of the sale pursuant to the Tender Offer Option at a higher per-share price, the Sellers can withdraw their notice of the Tender Offer Option, after which the process starts over. The price per share pursuant to the Tender Offer
         Option is the product of: (i) the number of shares subject to the Tender Offer Option with respect to which the Company exercises its option, multiplied by (ii) the Tender Offer price per share as in effect on the last day specified in the Tender Offer on which the offeror may accept shares of the Company's Common Stock for payment or exchange. If the Company fails to exercise its Tender Offer Option, then the Sellers can sell their shares in the Tender Offer, but at a price not less than that specified in the notice of the Tender Offer Option.

         The provisions of the Standstill Agreements described in the first paragraph above apply for a period of five years beginning on July 25, 1997. The provisions described in the second paragraph above apply for three years after July 25, 1997. The Standstill Agreements do not contain any specific termination provisions.

         In connection with the DataNet acquisition, the Company entered into Standstill Agreements with the former shareholders of DataNet. The terms of these Standstill Agreements are substantially the same as those of the Sellers' Standstill Agreements with the exception that the various time periods, instead of running from July 25, 1997, run from the date of the DataNet Standstill Agreements.

<F3>     The percentages reflected in this column were computed with reference to a total of 1,907,255 shares of the Company's Common Stock outstanding as of March 16, 1998 plus, where applicable, options to purchase shares of Common Stock currently outstanding that are currently exercisable or that may be exercised within 60 days. The number of shares outstanding does not include an aggregate of 593,262 shares of Common Stock that are issuable to former holders of Cooperative common stock and capital credit accounts upon satisfaction by them of the exchange and informational conditions to the issuance of such shares.

<F4>     These numbers include shares over which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust or other contract or property right, and shares held by spouses and children over whom the listed person may have influence by reason of relationship.

<F5>     The number of shares includes options to purchase shares of Common
         Stock exercisable within 60 days held by the following persons:

                         NAME                             NUMBER OF SHARES
                         ----                             ----------------
                     Craig A. Anderson                           52,832
                     Thomas W. Hertz                             52,832

<F6>     Includes (i) 2,000 shares awarded as outside director compensation for serving as a director for five years or more, issued effective January 1, 1998, and (ii) options to acquire 400 shares that are immediately exercisable and were granted pursuant to the Company's 1997 Stock Incentive Plan.

<F7>     Includes (i) shares acquired pursuant to the exercise of options granted in connection with the acquisitions of TCIC and Iway, and
         (ii) options to acquire 400 shares that are immediately exercisable and were granted pursuant to the Company's 1997 Stock Incentive Plan.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Directors and officers of the Company, businesses they own or represent, and members of their immediate families purchase services from the Company and its subsidiaries in the ordinary course of business. Rates and charges for these services are the same as those available to the general public.

     In connection with the Cooperative's acquisition of TCIC and Iway, the Cooperative issued to the Sellers shares of Cooperative preferred stock which automatically upon consummation of the Merger were converted into 189,454
(as adjusted for the stock split) shares of Common Stock. In addition, the Sellers collectively received warrants that were converted into warrants to purchase an additional 77,912 (as adjusted for the stock split) shares of Common Stock. These warrants were exercised in full in January 1998.
Jeffrey Parker, a director of the Company, was a shareholder of TCIC and Iway prior to the Cooperative's acquisition of TCIC and Iway. As a result of those acquisitions, Mr. Parker received shares of Cooperative preferred stock which were converted into 54,078 (as adjusted for the stock split) shares of Common Stock upon consummation of the Merger and warrants that were converted into warrants to purchase an additional 24,668 (as adjusted for the stock split) shares of Common Stock. Mr. Parker was also the holder of the Company's promissory note in the principal amount of $45,000, which note was paid in full in December 1997. In addition, Mr. Parker, as a former shareholder of TCIC and Iway, guaranteed a $330,000 loan by Norwest Bank to the Company that was made in connection with the acquisitions of TCIC and Iway. This loan was paid in full in December 1997.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a)  EXHIBITS.  The following exhibits are filed as part of this 10-KSB:

3.1 Certificate of Incorporation of Dakota Telecommunications Group, Inc., a Delaware corporation. Filed as Exhibit 3.1 to the Registrant's Report on Form 10-QSB for the quarter ended June 30, 1997 and here incorporated by reference.

3.2 Bylaws of Dakota Telecommunications Group, Inc., a Delaware corporation, as amended.

4.1 Certificate of Incorporation of Dakota Telecommunications Group, Inc., a Delaware corporation. See Exhibit 3.1 above.

4.2 Bylaws of Dakota Telecommunications Group, Inc., a Delaware corporation, as amended. See Exhibit 3.2.

4.3 Rights Agreement, dated as of July 22, 1997, between the Company and Norwest Bank Minnesota, N.A., which includes the form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Stock as Exhibit B. Filed as Exhibit 4.3 to the Registrant's Report on Form 10-QSB for the quarter ended September 30, 1997 and here incorporated by reference.

4.4 Standstill Agreement dated November 27, 1996, among Dakota Cooperative Telecommunications, Inc. and the Selling Shareholders of TCIC Communications, Inc. Filed as Exhibit 4.7 to the Registrant's Form S-4 Registration Statement that became effective on June 13, 1997 (the "S-4 Registration Statement") and here incorporated by reference.

4.5 Standstill Agreement dated November 27, 1996, among Dakota Cooperative Telecommunications, Inc. and the Selling Shareholders of I-Way Partners, Inc. Filed as Exhibit 4.8 to the S-4 Registration Statement and here incorporated by reference.

4.6 Dakota Cooperative Telecommunications, Inc. Form of Warrant Agreement. Filed as Exhibit 4.11 to the S-4 Registration Statement and here incorporated by reference.

4.7 Dakota Cooperative Telecommunications, Inc. Form of Option Agreement. Filed as Exhibit 4.12 to the S-4 Registration Statement and here incorporated by reference.

4.8 Agreement Regarding Stock (I-Way Partners, Inc.) dated November 27, 1996. Filed as Exhibit 4.13 to the S-4 Registration Statement and here incorporated by reference.

4.9 Agreement Regarding Stock (TCIC Communications, Inc.) dated November 27, 1996. Filed as Exhibit 4.14 to the S-4 Registration Statement and here incorporated by reference.

4.10 Dakota Telecommunications Group, Inc. Common Stock Certificate. Filed as Exhibit 4.16 to the S-4 Registration Statement and here incorporated by reference.

4.11 Dakota Telecom, Inc. Loan Agreement with Rural Telephone Finance Cooperative dated January 29, 1996. Filed as Exhibit 4.34 to the S-4 Registration Statement and here incorporated by reference.

4.12 Dakota Cooperative Telecommunications, Inc. and Dakota Telecom, Inc. Loan Agreement with Rural Telephone Finance Cooperative dated June 24, 1997. Filed as Exhibit 4.31 to the Registrant's Report on Form 10-QSB for the quarter ended June 30, 1997 and here incorporated by reference.

4.13 Dakota Cooperative Telecommunications, Inc. and Dakota Telecom, Inc. Mortgage and Security Agreement with Rural Telephone Finance Cooperative dated June 24, 1997. Filed as Exhibit 4.32 to the Registrant's Report on Form 10-QSB for the quarter ended June 30, 1997 and here incorporated by reference.

4.14 Dakota Cooperative Telecommunications, Inc. and Dakota Telecom, Inc. Pledge and Security Agreement with Rural Telephone Finance Cooperative dated June 24, 1997. Filed as Exhibit 4.33 to the Registrant's Report on Form 10-QSB for the quarter ended June 30, 1997 and here incorporated by reference.

4.15 The Company has several classes of long-term debt instruments outstanding in addition to those described in Exhibits 4.11 through
          4.14. The amount of these classes of debt outstanding on December 1, 1997, does not exceed 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities Securities and Exchange Commission upon request.

10.1 1997 Stock Incentive Plan.<F*> Attached as Appendix J to the Prospectus and Ballot/Proxy Statement filed as part of the S-4 Registration Statement and here incorporated by reference.

10.2 Form of Indemnity Agreement.<F*> Attached as Appendix K to the Prospectus and Ballot/Proxy Statement filed as part of the S-4 Registration Statement and here incorporated by reference.

10.3      Employment Agreement of Thomas W. Hertz.<F*>  Filed as Exhibit
          10.3 to the S-4 Registration Statement and here incorporated by reference.

10.4      Employment Agreement of Craig A. Anderson.<F*>  Filed as Exhibit
          10.4 to the S-4 Registration Statement and here incorporated by reference.

10.5      Early Retirement and Consulting Agreement of Robert R.
          DeNeui.<F*> Filed as Exhibit 10.5 to the S-4 Registration Statement and here incorporated by reference.

10.6 The registrant is a party to a number of loan contracts that are material to the registrant's business (included in Exhibits 4.11 through 4.14).

10.7 Amendment to Articles of Incorporation of Dakota Cooperative Telecommunications, Inc. Filed as Appendix A to the Prospectus and Ballot/Proxy Statement filed as part of the Form S-4 Registration Statement and here incorporated by reference.

10.8      Agreement and Plan of Merger.   Filed as Appendix B the
          Prospectus and Ballot/Proxy Statement filed as part of the S-4 Registration Statement and here incorporated by reference.

10.9 Merger Agreement dated November 27, 1996, between Dakota Cooperative Telecommunications, Inc., Dakota Acquisition Corp. #2 and I-Way Partners, Inc. Filed as Exhibit 2.3 to the S-4 Registration Statement and here incorporated by reference.

10.10 Merger Agreement dated November 27, 1996, between Dakota Cooperative Telecommunications, Inc., Dakota Acquisition Corp. #1 and TCIC Communications, Inc. Filed as Exhibit 2.4 to S-4 Registration Statement and here incorporated by reference.

10.11 Dakota Telecommunications Group, Inc. Employee Stock Ownership Plan. Filed as Exhibit 10.2 to the Registrant's Report on Form 10-QSB for the quarter ended September 30, 1997 and here incorporated by reference.

10.12 Dakota Telecommunications Group, Inc. Director Stock Plan of 1997. Filed as Exhibit 10.12 to the Registrant's Form SB-2 Registration Statement (Registration Statement No. 333-43709) filed February 4, 1998 (the "SB-2 Registration Statement"). Here incorporated by reference.

10.13 Merger Agreement dated October 10, 1997 by and among Futuristic, Inc., Dakota Telecommunications Group, Inc., and DTG DataNet, Inc. Filed as Exhibit 2 to the Registrant's Report on Form 8-K dated December 9, 1997 and here incorporated by reference.

10.14 Merger Agreement dated December 5, 1997 by and among Dakota Telecommunications Group, Inc., Dakota Wireless Systems, Inc., Vantek Communications, Inc. and Van/Alert, Inc. Filed as Exhibit
          10.14 to the Registrant's Form SB-2 Registration Statement.
          Here incorporated by reference.

13        Annual Report to Stockholders for the year ended December 31, 1997.

21        Subsidiaries of Registrant.

23        Consent of Independent Auditors.

24        Limited Powers of Attorney.

27.1      Financial Data Schedule for year ended December 31, 1997.

27.2      Restated Financial Data Schedule for quarter ended September 30,
          1997.
[FN]
<F*>      Management contract or compensatory plan or arrangement.

A copy of any exhibit listed above will be furnished to any stockholder of the Company without charge upon written request. Requests should be directed to Craig A. Anderson, Executive Vice President and Chief Financial Officer, Dakota Telecommunications Group, Inc., P.O. Box 66, Irene, South Dakota 57037-0066.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of the period covered by this report.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DAKOTA TELECOMMUNICATIONS GROUP, INC.
                              (Registrant)


                              By   /s/Thomas W. Hertz
                                   Thomas W. Hertz
                                   President and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


*/s/Ross L. Benson                                 March 31, 1998
Ross L Benson, Director


*/s/Dale Q. Bye                                    March 31, 1998
Dale Q. Bye, Director


*/s/Jeffrey J. Goeman                              March 31, 1998
Jeffrey J. Goeman, Director


*/s/James H. Jibben                                March 31, 1998
James H. Jibben, Chairman of the
Board and Director


*/s/Palmer O. Larson                               March 31, 1998
Palmer O. Larson, Director


*/s/Jeffrey G. Parker                              March 31, 1998
Jeffrey G. Parker, Director


*/s/John (Jack) A. Roth                            March 31, 1998
John (Jack) A. Roth, Director

*/s/John A. Schaefer                               March 31, 1998
John A. Schaefer, Director


/s/Thomas W. Hertz                                 March 31, 1998
Thomas W. Hertz, Director, President
  and Chief Executive Officer (Prinicipal
  Executive Office)


/s/Craig A. Anderson                               March 31, 1998
Craig A. Anderson, Director, Executive
  Vice President, Chief Financial Officer and
  Treasurer (Principal Financial and Accounting
  Officer)


<F*>By/s/Thomas W. Hertz
     Thomas W. Hertz
     Attorney-in-Fact

                             INDEX TO EXHIBITS



NUMBER    EXHIBIT

3.1 Certificate of Incorporation of Dakota Telecommunications Group, Inc., a Delaware corporation. Filed as Exhibit 3.1 to the Registrant's Report on Form 10-QSB for the quarter ended June 30, 1997 and here incorporated by reference.

3.2 Bylaws of Dakota Telecommunications Group, Inc., a Delaware corporation, as amended.

4.1 Certificate of Incorporation of Dakota Telecommunications Group, Inc., a Delaware corporation. See Exhibit 3.1 above.

4.2 Bylaws of Dakota Telecommunications Group, Inc., a Delaware corporation, as amended. See Exhibit 3.2.

4.3 Rights Agreement, dated as of July 22, 1997, between the Company and Norwest Bank Minnesota, N.A., which includes the form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Stock as Exhibit B. Filed as Exhibit 4.3 to the Registrant's Report on Form 10-QSB for the quarter ended September 30, 1997 and here incorporated by reference.

4.4 Standstill Agreement dated November 27, 1996, among Dakota Cooperative Telecommunications, Inc. and the Selling Shareholders of TCIC Communications, Inc. Filed as Exhibit 4.7 to the Registrant's Form S-4 Registration Statement that became effective on June 13, 1997 (the "S-4 Registration Statement") and here incorporated by reference.

4.5 Standstill Agreement dated November 27, 1996, among Dakota Cooperative Telecommunications, Inc. and the Selling Shareholders of I-Way Partners, Inc. Filed as Exhibit 4.8 to the S-4 Registration Statement and here incorporated by reference.

4.6 Dakota Cooperative Telecommunications, Inc. Form of Warrant Agreement. Filed as Exhibit 4.11 to the S-4 Registration Statement and here incorporated by reference.

4.7 Dakota Cooperative Telecommunications, Inc. Form of Option Agreement. Filed as Exhibit 4.12 to the S-4 Registration Statement and here incorporated by reference.

4.8 Agreement Regarding Stock (I-Way Partners, Inc.) dated November 27, 1996. Filed as Exhibit 4.13 to the S-4 Registration Statement and here incorporated by reference.

4.9 Agreement Regarding Stock (TCIC Communications, Inc.) dated November 27, 1996. Filed as Exhibit 4.14 to the S-4 Registration Statement and here incorporated by reference.

4.10 Dakota Telecommunications Group, Inc. Common Stock Certificate. Filed as Exhibit 4.16 to the S-4 Registration Statement and here incorporated by reference.

4.11 Dakota Telecom, Inc. Loan Agreement with Rural Telephone Finance Cooperative dated January 29, 1996. Filed as Exhibit 4.34 to the S-4 Registration Statement and here incorporated by reference.

4.12 Dakota Cooperative Telecommunications, Inc. and Dakota Telecom, Inc. Loan Agreement with Rural Telephone Finance Cooperative dated June 24, 1997. Filed as Exhibit 4.31 to the Registrant's Report on Form 10-QSB for the quarter ended June 30, 1997 and here incorporated by reference.

4.13 Dakota Cooperative Telecommunications, Inc. and Dakota Telecom, Inc. Mortgage and Security Agreement with Rural Telephone Finance Cooperative dated June 24, 1997. Filed as Exhibit 4.32 to the Registrant's Report on Form 10-QSB for the quarter ended June 30, 1997 and here incorporated by reference.

4.14 Dakota Cooperative Telecommunications, Inc. and Dakota Telecom, Inc. Pledge and Security Agreement with Rural Telephone Finance Cooperative dated June 24, 1997. Filed as Exhibit 4.33 to the Registrant's Report on Form 10-QSB for the quarter ended June 30, 1997 and here incorporated by reference.

4.15 The Company has several classes of long-term debt instruments outstanding in addition to those described in Exhibits 4.11 through 4.14. The amount of these classes of debt outstanding on December 1, 1997, does not exceed 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1 1997 Stock Incentive Plan.<F*> Attached as Appendix J to the Prospectus and Ballot/Proxy Statement filed as part of the S-4 Registration Statement and here incorporated by reference.

10.2 Form of Indemnity Agreement.<F*> Attached as Appendix K to the Prospectus and Ballot/Proxy Statement filed as part of the S-4 Registration Statement and here incorporated by reference.

10.3      Employment Agreement of Thomas W. Hertz.<F*>  Filed as Exhibit
          10.3 to the S-4 Registration Statement and here incorporated by reference.

10.4      Employment Agreement of Craig A. Anderson.<F*>  Filed as Exhibit
          10.4 to the S-4 Registration Statement and here incorporated by reference.

10.5      Early Retirement and Consulting Agreement of Robert R.
          DeNeui.<F*> Filed as Exhibit 10.5 to the S-4 Registration Statement and here incorporated by reference.

10.6 The registrant is a party to a number of loan contracts that are material to the registrant's business (included in Exhibits 4.11 through 4.14).

10.7 Amendment to Articles of Incorporation of Dakota Cooperative Telecommunications, Inc. Filed as Appendix A to the Prospectus and Ballot/Proxy Statement filed as part of the Form S-4 Registration Statement and here incorporated by reference.

10.8      Agreement and Plan of Merger.   Filed as Appendix B the
          Prospectus and Ballot/Proxy Statement filed as part of the S-4 Registration Statement and here incorporated by reference.

10.9 Merger Agreement dated November 27, 1996, between Dakota Cooperative Telecommunications, Inc., Dakota Acquisition Corp. #2 and I-Way Partners, Inc. Filed as Exhibit 2.3 to the S-4 Registration Statement and here incorporated by reference.

10.10 Merger Agreement dated November 27, 1996, between Dakota Cooperative Telecommunications, Inc., Dakota Acquisition Corp. #1 and TCIC Communications, Inc. Filed as Exhibit 2.4 to S-4 Registration Statement and here incorporated by reference.

10.11 Dakota Telecommunications Group, Inc. Employee Stock Ownership Plan. Filed as Exhibit 10.2 to the Registrant's Report on Form 10-QSB for the quarter ended September 30, 1997 and here incorporated by reference.

10.12 Dakota Telecommunications Group, Inc. Director Stock Plan of 1997. Filed as Exhibit 10.12 to the Registrant's Form SB-2 Registration Statement (Registration Statement No. 333-43709) filed February 4, 1998 (the "SB-2 Registration Statement"). Here incorporated by reference.

10.13 Merger Agreement dated October 10, 1997 by and among Futuristic, Inc., Dakota Telecommunications Group, Inc., and DTG DataNet,

          Inc. Filed as Exhibit 2 to the Registrant's Report on Form 8-K dated December 9, 1997 and here incorporated by reference.

10.14 Merger Agreement dated December 5, 1997 by and among Dakota Telecommunications Group, Inc., Dakota Wireless Systems, Inc., Vantek Communications, Inc. and Van/Alert, Inc. Filed as Exhibit
          10.14 to the Registrant's Form SB-2 Registration Statement.
          Here incorporated by reference.

13        Annual Report to Stockholders for the year ended December 31,
          1997.

21        Subsidiaries of Registrant.

23        Consent of Independent Auditors.

24        Limited Powers of Attorney.

27.1      Financial Data Schedule for year ended December 31, 1997.

27.2      Restated Financial Data Schedule for quarter ended September 30,
          1997.
_____________________
[FN]
 <F*>     Management contract or compensatory plan or arrangement.