Form 10QSB
period 1998-03-31
DAKOTA TELECOMMUNICATIONS GROUP INC
filed 1998-05-15
CIK 1034119

===========================================================================

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

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

There were 1,961,261 shares of Dakota Telecommunications Group, Inc. Common Stock, without par value, outstanding as of March 16, 1998.

Transitional Small Business Disclosure Format (check one):   Yes _____
No __X__



===========================================================================

                   DAKOTA TELECOMMUNICATIONS GROUP, INC.


                                   INDEX

---------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION                                     PAGE NO.
                                                                   --------
    Item 1.   FINANCIAL STATEMENTS

      DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

         Consolidated Balance Sheet -
           March 31, 1998 (Unaudited) and December 31, 1997. . . . . . .  3

         Consolidated Statement of Operations -
           Three Months Ended March 31, 1998 and
           1997 (Unaudited). . . . . . . . . . . . . . . . . . . . . . .  4

         Consolidated Statement of Cash Flows -
           Three Months Ended March 31, 1998 and
           1997 (Unaudited). . . . . . . . . . . . . . . . . . . . . . .  5

         Notes to Consolidated Financial Statements (Unaudited)  . . . .  6


    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION. . . . . . . . . . . . . . . . . . . . . . . . . .  8

PART II. OTHER INFORMATION

    Item 5. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . 13

    Item 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . 13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEET
                              MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997
=========================================================================================================
                                                    ASSETS

                                                                      MARCH 31,               DECEMBER 31,
                                                                        1998                     1997
                                                                     -----------              -----------
CURRENT ASSETS:
    Cash and Cash Equivalents                                        $ 2,626,261              $ 4,297,938
    Temporary Cash Investments                                           200,000                  300,000
    Accounts Receivable, Less Allowance for
      Uncollectibles of $304,600 and $298,700                          2,920,136                4,216,025
    Income Taxes Receivable                                               62,987                   62,987
    Materials and Supplies                                             1,527,881                1,109,226
    Prepaid Expenses                                                     233,031                  275,567
                                                                     -----------              -----------
        Total Current Assets                                           7,570,296               10,261,743
                                                                     -----------              -----------

INVESTMENTS AND OTHER ASSETS:
    Excess of Cost over Net Assets Acquired                            4,787,843                4,869,096
    Other Intangible Assets                                              798,930                  809,843
    Other Investments                                                  1,520,890                2,037,571
    Deferred Charges                                                     931,775                  653,373
                                                                     -----------              -----------
        Total Investments and Other Assets                             8,039,438                8,369,883
                                                                     -----------              -----------

PROPERTY, PLANT AND EQUIPMENT, NET                                    25,776,797               25,408,266
                                                                     -----------              -----------

TOTAL ASSETS                                                         $41,386,531              $44,039,892
                                                                     ===========              ===========







                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current Portion of Long-Term Debt                                $ 1,390,000              $ 1,390,000
    Notes Payable                                                        500,000                1,500,000
    Accounts Payable                                                   1,966,516                2,290,727
    Payable Under Floor Plan Arrangements                                172,591                  569,287
    Other Current Liabilities                                          1,009,097                1,171,772
                                                                     -----------              -----------
        Total Current Liabilities                                      5,038,204                6,921,786
                                                                     -----------              -----------

LONG-TERM DEBT                                                        28,874,216               29,200,469
                                                                     -----------              -----------

DEFERRED CREDITS                                                         112,669                  113,565
                                                                     -----------              -----------

STOCKHOLDERS' EQUITY:
    Common Stock                                                       9,952,332                8,523,870
    Treasury Stock, at Cost                                              (12,325)                 (12,325)
    Other Capital                                                      1,602,471                2,298,006
    Accumulated Deficit                                               (3,181,036)              (2,005,479)
    Unearned Employee Stock Ownership Plan Shares                     (1,000,000)              (1,000,000)
                                                                     -----------              -----------
        Total Stockholders' Equity                                     7,361,442                7,804,072
                                                                     -----------              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $41,386,531              $44,039,892
                                                                     ===========              ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF OPERATIONS
                              THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                           (UNAUDITED)
=======================================================================================================
                                                                              THREE MONTHS ENDED
                                                                       --------------------------------
                                                                        MARCH 31,            MARCH 31,
                                                                          1998                 1997
                                                                       -----------          -----------
REVENUES:
    Local Network                                                      $   406,817          $   306,911
    Network Access                                                       1,405,475              882,550
    Long Distance Network                                                  868,973              772,292
    Cable Television Service                                               401,951              389,302
    Computer Network Sales                                               3,427,329                   --
    Internet Service                                                       423,170              222,122
    Other                                                                   98,707              178,802
                                                                       -----------          -----------
        Total Operating Revenues                                         7,032,422            2,751,979
                                                                       -----------          -----------

COSTS AND EXPENSES:
    Plant Operations                                                     1,346,350              817,822
    Cost of Goods Sold                                                   2,648,668                   --
    Depreciation and Amortization                                        1,045,737              761,425
    Customer                                                               725,560              207,849
    General and Administrative                                           1,746,435              718,181
    Other Operating Expenses                                               228,769              329,799
                                                                       -----------          -----------
        Total Operating Expenses                                         7,741,519            2,835,076
                                                                       -----------          -----------

OPERATING LOSS                                                            (709,097)             (83,097)
                                                                       -----------          -----------

OTHER INCOME AND (EXPENSES):
    Interest and Dividend Income                                            29,159               48,072
    Interest Expense                                                      (495,619)            (199,137)
                                                                       -----------          -----------
        Net Other Income and (Expenses)                                   (466,460)            (151,065)
                                                                       -----------          -----------

LOSS BEFORE INCOME TAXES                                                (1,175,557)            (234,162)


INCOME TAX BENEFIT                                                              --              (36,499)
                                                                       -----------          -----------

NET LOSS                                                               $(1,175,557)         $  (197,663)
                                                                       ===========          ===========

BASIC AND DILUTED LOSS PER SHARE                                       $     (0.64)
                                                                       ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                            (UNAUDITED)
=====================================================================================================
                                                                             THREE MONTHS ENDED
                                                                        -----------------------------
                                                                         MARCH 31,         MARCH 31,
                                                                           1998              1997
                                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                            $(1,175,557)      $  (197,663)
    Adjustments to Reconcile Net Loss to Net Cash
        Provided By Operating Activities:
            Depreciation and Amortization                                 1,045,737           761,425
            Deferred Charges                                                  8,865          (418,951)
            Deposits                                                             --           274,889
            Receivables                                                   1,295,889           595,391
            Income Taxes Receivable                                              --           (51,591)
            Prepaids                                                         42,536            41,166
            Accounts Payable                                               (276,660)           72,150
            Other Current Liabilities                                      (559,371)           91,341
            Deferred Credits                                                   (896)           12,340
            Other                                                            24,983                --
                                                                        -----------       -----------
                Net Cash Provided By Operating Activities                   405,526         1,180,497
                                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Property, Plant and Equipment, Net                       (1,317,611)         (888,517)
    Materials and Supplies                                                 (418,655)          103,705
    Sale of Temporary Cash Investments                                      100,000                --
    Purchase of Other Investments                                           (13,586)           16,241
    Sale of Other Investments                                               500,793                --
    Deferred Charges                                                       (287,267)               --
                                                                        -----------       -----------
        Net Cash Used In Investing Activities                            (1,436,326)         (768,571)
                                                                        -----------       -----------








CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal Payments of Long-Term Debt                                   (326,253)         (147,076)
    Proceeds from Issuance of Note Payable                                  500,000                --
    Principal Payments of Note Payable                                   (1,500,000)               --
    Construction Contracts Payable                                          (47,551)          245,077
    Retirement of Patronage Capital                                              --            (2,372)
    Other                                                                       110            21,923
    Issuance of Common Stock                                                250,815                --
    Conversion of Warrants to Common Stock                                  482,002                --
                                                                        -----------       -----------
        Net Cash Provided By (Used In)
        Financing Activities                                               (640,877)          117,552
                                                                        -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                     (1,671,677)          529,478

CASH AND CASH EQUIVALENTS at Beginning of Year                            4,297,938         2,121,444
                                                                        -----------       -----------

CASH AND CASH EQUIVALENTS at End of Quarter                             $ 2,626,261       $ 2,650,922
                                                                        ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for:
        Interest Expense                                                $   495,619       $   199,137
        Income Taxes                                                             --            18,000

The accompanying notes are an integral part of the consolidated financial statements.

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
===========================================================================



NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheets as of March 31, 1998 and December 31, 1997, statements of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

The Consolidated Financial Statements have been prepared in accordance with the requirements of Item 310(b) of Regulation S-B and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and accompanying notes for the years ended December 31, 1997 and 1996. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1998.


NOTE 2 - NOTE PAYABLE

The Company obtained an additional secured line of credit arrangement for $4 million with the Rural Telephone Finance Cooperative ("RTFC") which expires March 31, 1999. Interest is payable quarterly at variable monthly rates based on the prevailing bank prime rate plus 1.5%. No funds have been drawn on this line of credit arrangement as of March 31, 1998.

The Company renewed the line of credit arrangement for $800,000, at the prime rate plus one percent, with Norwest Bank, South Dakota, N.A., which expires April 1, 1999. No amounts were outstanding as of March 31, 1998.


NOTE 3 - INCOME TAXES

As of July 22, 1997, the income of the Company became taxable at the federal level. Prior to that date, the Company operated as a cooperative and had been granted tax exempt status under Section 501(c)(12) of the

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
===========================================================================



Internal Revenue Code of 1986 and therefore the Company's income was not taxable prior to July 22, 1997.

At March 31, 1998 and December 31, 1997, the Company had net deferred tax assets primarily as a result of the net operating losses. The full amount of the net deferred tax asset was offset by a valuation allowance due to uncertainties relating to the full future utilization of these net operating losses.


NOTE 4 - CAPITAL STOCK

On December 16, 1997, the Board of Directors declared a two-for-one common stock split pursuant to a share dividend paid to common stockholders of record on January 1, 1998. All common stock share amounts shown below have been adjusted for the stock split.

At December 31, 1997, there were warrants outstanding which were exercisable through January 21, 1998 to purchase 482 shares of preferred stock, which were converted to 77,912 shares of common stock. These warrants were exercised on January 21, 1998.

Former holders of cooperative common stock and capital credit accounts are entitled to receive shares of common stock of the Company, without any further consideration, upon receipt by the Company of properly executed transmittal documents in acceptable form. If all such persons had satisfied the conditions to receive shares at March 31, 1998 and December 31, 1997, a total of 633,134 and 911,320 additional shares of the Company's common stock would have been issued and outstanding as of those dates. Other capital includes that amount of stockholders' equity which would have been included in common stock if those shares had been issued and outstanding at March 31, 1998 and December 31, 1997.

The Company approved an offering of 400,000 shares of common stock at a purchase price of $12.50 per share to shareholders and employees as of January 27, 1998. The offering expired on March 11, 1998 and 19,485 shares of common stock were issued.

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
===========================================================================



NOTE 5 - LOSS PER SHARE

Basic loss per share as of March 31, 1998 was based on the average number of shares of common stock outstanding during the period. The number of shares used in the calculation was 1,826,950 as of March 31, 1998. As of March 31, 1997, the Company was still operating as a cooperative and therefore did not have common stock outstanding.

Options, rights and warrants have not been considered in the computation of diluted loss per share since their effect would be anti-dilutive because of the net loss. If the 633,134 shares issuable at March 31, 1998 to former holders of cooperative common stock and capital credit accounts upon satisfaction by such holders of conditions to issuance, which have not been issued as a result of the reorganization, were considered issued for the entire period, the loss per share would have been $(.48).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operation and financial condition of Dakota Telecommunications Group, Inc. and its subsidiaries (collectively "DTG" or "the Company") on a consolidated basis. This analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

FORWARD-LOOKING STATEMENTS

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the telecommunications industry, the economy, and about the Company itself, such as information relating to the Company's ongoing development plans, the effects of its July 1997 refinancing of its long-term debt, and statements regarding the Company's anticipated future net losses. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements.
These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties as well as assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include, but are not limited to, uncertainties related to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and software, technological developments and changes in the competitive environment in which the Company operates, changes in interest rates, demand for the Company's products and services, the degree of competition by traditional and non-traditional competitors, changes in tax laws, changes in prices, levies and assessments, and the outcomes of pending and future litigation and contingencies. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. Readers are cautioned not to place undue reliance on the forward-looking statements made below or elsewhere in this report.

OVERVIEW

The Company is a competitive local exchange carrier specializing in the design, construction and operation of broadband hybrid fiber optic communications systems for small communities in South Dakota and the surrounding states. The Company provides a full range of bundled products and services to its customers, including switched local dial tone and enhanced services, network access services, long distance telephone services, operator assisted calling services, telecommunications equipment sale and leasing services, cable television services, computer equipment sales, Internet access and related services and computer and data networking products and services.

In 1996 the Company began a major reorganization and expansion program. This program included the conversion of the Company from a stock cooperative into a publicly held Delaware business corporation, the redesign and rebuilding of the Company's switching center and fiber backbone network, which was completed in 1997, and the expansion of the Company's operations through selected acquisitions. During 1996, the Company purchased the assets of 19 cable television systems. In December 1996, the Company, through a wholly-owned subsidiary, merged with TCIC Communications, Inc. ("TCIC"), a South Dakota-based provider of long distance and operator services. Also in December 1996, in a similar transaction, the Company merged with I-way Partners, Inc. ("Iway"), one of South Dakota's largest Internet service providers. In December 1997, the Company merged with Futuristic, Inc. dba DataNet ("DataNet"), a leading regional local area network/wide area network ("LAN/WAN") integrator located in Sioux Falls, South Dakota. These companies continue to operate as wholly-owned subsidiaries of the Company under the names DTG Communications, Inc., DTG Internet, Inc., and DTG DataNet, Inc., respectively. Also in December 1997, the Company signed a merger agreement with Vantek, Inc. and Van/Alert, Inc. (together "Vantek"), a regional specialized mobile radio and paging company in southeastern South Dakota. The Company currently anticipates that this transaction will be completed prior to July 1998, pending Federal Communications Commission ("FCC") license transfer approvals. The Company currently anticipates that additional acquisitions will form a part of its continuing expansion plans, though no final agreements have been concluded at this time.

The Company's reorganization and expansion plans have had, and will continue to have, significant impacts on the Company's financial condition and results of operations. As part of its network rebuilding project, in 1995 the Company reassessed the remaining useful life of its old facilities. In 1996 and 1997, the Company incurred approximately $5.8 million and $13.6 million in new capital expenditures, respectively.
During the first quarter of 1998, the Company incurred an additional $1.3 million in capital expenditures and also purchased $418,000 of additional materials for its 1998 developments. The Company anticipates spending substantial additional funds for its continuing development programs. These expenditures have been, and future expenditures are anticipated to be, financed through substantial increases in the Company's long-term debt. These changes will combine to result in substantially higher depreciation and interest expenses with a corresponding reduction in the Company's net income. In addition, to implement its growth plans, in 1996 the Company completed the acquisitions described above and increased its employee base from 34 employees at December 31, 1995, to 76 employees at December 31, 1996, and to 164 employees at March 31, 1998, resulting in additional increases in amortization expense and employee-related operating expenses. While the Company anticipates that its revenue base will continue to grow as it completes its new facilities and markets new services, the resultant higher expense levels from a combination of higher depreciation, amortization and interest expense, as well as additional employee expenses, will likely cause the Company to recognize and report net after-tax losses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

ANALYSIS OF MATERIAL CHANGES IN BALANCE SHEET ITEMS

Cash and Temporary Cash Investments decreased from $4,598,000 at December 31, 1997, to $2,826,000 at March 31, 1998, a decrease of $1,772,000.
$1,000,000 of this decrease was attributable to the repayment of the Company's short-term revolving loan from the Rural Telephone Finance Cooperative ("RTFC") in early January 1998. The balance was used for capital expenditures and operating expenses.

Net Accounts Receivable decreased from $4,216,000 at December 31, 1997, to $2,920,000 at March 31, 1997, a decrease of $1,296,000. This decrease was primarily due to the payments of additional funds due to the Company from the National Exchange Carriers Association for final adjustments to the Company's access revenue requirements from its 1996 and 1997 telephone operation cost studies.

Materials and Supplies inventories increased from $1,109,200 at December 31, 1997 to $1,528,000, an increase of $418,800. This increase represents additional materials on hand to be used in the Company's Spring 1998 development projects.

Other Investments decreased from $2,038,000 at December 31, 1997 to $1,521,000 at March 31, 1998, a decrease of $517,000. This decrease was primarily due to the sale of a Treasury Bill by the Company during the quarter.

Deferred Charges increased from $653,000 at December 31, 1997 to $932,000 at March 31, 1998, an increase of $279,000 which was primarily related to engineering and other charges for the Company's 1998 development projects.

Current Liabilities decreased from $6,922,000 at December 31, 1997 to $5,038,000, a decrease of $1,884,000 which was primarily due to the repayment of the Company's revolving credit line with the RTFC and the reduction in outstanding balances in the Company's floor plan financing arrangements.

Total Stockholders' Equity decreased from $7,804,000 at December 31, 1997 to $7,361,000 at March 31, 1998, a decrease of approximately $443,000. This decrease was caused by the Company's first quarter net loss of $1,175,557, offset by additional equity raised by the Company from the exercise of outstanding warrants and the sale of stock to the Company's existing stockholders. See Note 4 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that it has adequate internal resources available to finance its ongoing operating requirements. Net cash provided from operations was $405,526 in the first quarter of 1998. See the Consolidated Statement of Cash Flows included in the Company's Consolidated Financial Statements. In addition, the Company maintains a $1,500,000 revolving line of credit with the RTFC, $1 million of which was available and undrawn as of March 31, 1998. In March 1998, the Company also arranged an additional $4,000,000 secured line of credit from the RTFC, all of which was available and undrawn as of March 31, 1998. Finally, the Company uses a combination of the floor plan financing arrangements and an $800,000 working capital line of credit to fund inventory holding costs in its DataNet operation.
At March 31, 1998, there were no amounts due under this line of credit.
See Note 2 to the Consolidated Financial Statements.

While the Company can finance its day-to-day operations using internal funds, it will need additional long-term financing to complete additional network construction programs. The Company's primary long-term lender is the RTFC, which provided the funds for the Company's 1997 construction projects. While there is no assurance that additional funds will be made available to the Company, the Company and its subsidiaries expect the RTFC and other sources to continue to be available for future borrowings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1998

Revenues increased from $2,752,000 during the first quarter of 1997 to $7,032,000 in 1998, an increase of $4,280,000, or approximately 156%. Of this increase, $3,427,000 reflects the addition of revenues from the Company's DataNet operations acquired in December 1997. An additional $523,000 of this increase represents additional access revenues, described in more detail below. The balance reflects internal growth in the Company's operations.

Access revenues are received by local exchange companies ("LECs") for intrastate and interstate exchange services provided to long distance carriers (generally referred to as interexchange carriers or "IXCs") which enable IXCs to provide long distance service to end users in the local exchange network. Access revenues are determined, in the case of interstate calls, according to rules issued by the FCC and administered by the National Exchange Carrier Association ("NECA") and, in the case of intrastate calls, by state regulatory agencies. A relatively small portion of the Company's access revenues are derived from subscriber line fees determined by the FCC and billed directly to end users for access to long distance carriers. The balance of the Company's interstate access revenues are received from NECA, which collects payments from IXCs and distributes settlement payments to LECs based primarily on the cost of providing service. Increases in the Company's operating expenses have therefore resulted in the increase in the Company's access revenues.

Plant Operations expense increased from $818,000 during the first quarter of 1997 to $1,346,000 in the same period of 1998, an increase of $528,000, or approximately 65%. Approximately $88,000 of this increase was due to the additional costs and expenses from the operation of DataNet. The remaining increase is primarily due to increased costs in the Company's competitive local exchange carrier operations in its new markets.

Cost of Goods Sold, a new category of operating expense, was $2,649,000 in the first quarter of 1998 reflecting expenses associated with the Company's DataNet operation.

Depreciation and Amortization expense increased from $761,000 in the first quarter of 1997 to $1,046,000 in the same period of 1998, an increase of $285,000 or approximately 37%. Approximately $69,000 of this increase was due to the amortization of the excess of cost over net assets acquired in the acquisition of DataNet and the depreciation of assets used in the DataNet operation. The balance of this increase is due primarily to the deprecation of additional assets placed in service by the Company during 1997 and in the first quarter of 1998 as part of its network construction program.

Customer operating expenses increased from $208,000 in the first quarter of 1997 to $726,000 in the same period of 1998, an increase of $518,000 of approximately 249%. Of this increase, $392,000 related to the customer service expenses associated with the DataNet operation. The remaining increase is primarily due to increased costs in the Company's competitive local exchange carrier operations in its new markets.

Other costs and expenses, including General and Administrative and Other Operating Expenses increased from $1,048,000 during the first quarter of 1997 to $1,975,000 for the same period in 1998, an increase of $927,000 or approximately 88%. Of these expenses, $90,951 in 1997 were due to the inclusion of one-time, nonrecurring charges associated with the Conversion and Merger of the Company in July 1997. Of these expenses, $57,000 in 1998 was due to the inclusion of one-time, nonrecurring charges associated with the registration and sale of stock to the Company's shareholders during the quarter. See Note 4 to the Consolidated Financial Statements. Approximately $230,000 of the increase in other costs and expenses was due to the additional costs and expenses from the operation of DataNet. The remaining increase is primarily due to increased costs in the Company's competitive local exchange carrier operations in its new markets.

Interest expense increased from $199,000 for the first quarter of 1997 to $496,000 for the same period in 1998, an increase of $297,000, or approximately 149%. This increase is primarily due to the increase in long-term debt incurred by the Company to refinance its Rural Utilities Service debt and to fund its 1997 capital expenditures.

INCOME TAXES

The Company historically operated as a stock cooperative and was granted tax-exempt status under Section 501(c)(12) of the Internal Revenue Code of 1986, as amended. Accordingly, income tax expense was related only to certain ancillary operations, such as the Company's cable television operations. Beginning with the Company's conversion from a cooperative to a Delaware business corporation in July 1997, all of the Company's operations became taxable. However, because of the Company's consolidated net losses, the Company has accumulated significant income tax loss carryovers. See Note 11 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 for a full discussion of the Company's income tax issues.

EFFECTS OF INFLATION

The Company is subject to the effects of inflation upon its operating costs. The Company's local exchange telephone companies are subject to the jurisdiction of the South Dakota Public Utilities Commission with respect to a variety of matters, including rates for intrastate access services and the conditions and quality of service. Rates for local telephone service are not established directly by regulatory authorities, but their authority over other matters limits the Company's ability to implement rate increases. In addition, the regulatory process inherently restricts the Company's ability to immediately pass cost increases along to customers unless the cost increases are anticipated and the rate increases are implemented prospectively.

All of the Company's long-term debt from the RTFC bears interest on a floating rate set by the RTFC on a monthly basis. This variable rate was 6.65% at December 31, 1997 and at March 31, 1998. The Company has the option to fix the interest rate on all or a portion of these loans on a quarterly basis. Should inflation rates significantly exceed the Company's expectations, interest rates could increase and the Company's debt service expenses could increase beyond acceptable limits or make the RTFC or any other lender unwilling to extend additional credit to the Company.

COMPETITION

In February 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Act"). The new law represents the biggest change in the rules governing local telephone service since Congress imposed federal regulation and established the FCC in 1934. Under the 1996 Act, the monopoly on local service enjoyed by LECs is eliminated and LECs must allow competitors access to their local network facilities. The Company does not know to what extent it will be subject to local competition in the markets it serves under the new rules. The final results of the changes made by the new law will not be known for some time until new rulemaking by the FCC and state regulatory agencies has been completed. The Company is monitoring developments regarding the new regulatory climate closely and expects its operations may be materially affected by the new rules, but the Company cannot predict what effect the new rules will have on its business.

The Company is presently the only provider of local telephone service in its historical nine local service exchanges and directly competes with the incumbent local service company in the four exchanges it built in 1997. Technological developments in competing technologies, such as cellular telephone, digital microwave, coaxial cable, fiber optics and other wireless and wired technologies, may result in new forms of competition to the Company's landline services. The Company and many other members of the local exchange carrier industry are seeking to maintain a strong, universally affordable public telecommunications network through policies and programs that are sensitive to the needs of small communities and rural areas served by the Company. There is no assurance that the Company will be able to continue to do so in the future.

All of the Company's cable television franchises are non-exclusive. In addition to competition from off-air television, other technologies also supply services provided by cable television. These include low power television stations, multi-point distribution systems, over-the-air subscription television and direct broadcast satellites. The Company believes that cable television presently offers a wider variety of programming at lower cost than any competing technology. However, the Company is unable to predict the effect current or developing sources of competition may have on its cable business.

The Company's unregulated Internet, long distance, operator services and computer network services businesses are subject to intense competition from many different companies, many of which have substantially greater resources than the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financing Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 131, "Disclosures about

Segments of an Enterprise and Related Information" ("SFAS 131"). This pronouncement, effective for calendar year 1998 financial statements, requires reporting segment information consistent with the way executive management of an entity disaggregates its operations internally to assess performance and make decisions regarding resource allocations. Among information to be disclosed, SFAS 131 requires an entity to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS 131 also requires reconciliations of total segment revenues, total segment profit or loss and total segment assets to the corresponding amounts shown in the entity's consolidated financial statements. The Company expects that the adoption of SFAS 131 will require the Company to discontinue use of the reporting segments currently disclosed in its annual consolidated financial statements due to the increasing convergence of its computer, telephone and cable television businesses.

No other recently issued accounting pronouncements are expected to have a significant effect on future financial statements.

                        PART II.  OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

Effective April 1, 1998, the Board of Directors of the Company appointed Thomas W. Hertz as Chairman of the Board of Directors and Mr. Hertz will continue in his position as Chief Executive Officer of the Company. Also effective April 1, 1998, the Board of Directors appointed Craig A. Anderson as President of the Company and he will also continue in his positions as Chief Financial Officer and Treasurer of the Company.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) EXHIBITS. The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                     DOCUMENT

 3.1 Certificate of Incorporation of Dakota Telecommunications Group, Inc., a Delaware corporation. Filed as Exhibit 3.1 to the Company's Form 10-QSB for the quarter ended June 30, 1997 and here incorporated by reference.

 3.2 Bylaws of Dakota Telecommunications Group, Inc., a Delaware corporation, as amended. Filed as Exhibit 3.2 to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1997 and here incorporated by reference.

 4.1        Certificate of Incorporation of Dakota Cooperative
            Telecommunications Group, Inc., a Delaware corporation.  See
            Exhibit 3.1 above.

 4.2 Bylaws of Dakota Telecommunications Group, Inc., a Delaware corporation, as amended. See Exhibit 3.2 above.

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

 4.12 Dakota Cooperative Telecommunications, Inc. and Dakota Telecom, Inc. Loan Agreement with Rural Telephone Finance Cooperative Report on Form 10-QSB for the quarter ended June 30, 1997 and here incorporated by reference.

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

 4.14 Dakota Cooperative Telecommunications, Inc. and Dakota Telecom, Inc. Pledge and Security Agreement with Rural

            Telephone Finance Cooperative dated June 24, 1997.  Filed as
            Exhibit 4.33 to the Registrant's Report on Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference.

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

 10.1 Rural Telephone Finance Cooperative Secured Revolving Line of Credit Agreement dated as of March 31, 1998 between the Registrant, Dakota Telecom, Inc. and Rural Telephone Finance Cooperative.

 27         Financial Data Schedule.

           (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the period covered by this report.

                                SIGNATURES

         In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DAKOTA TELECOMMUNICATIONS
                                    GROUP, INC.



Date: May 15, 1998                By /S/ THOMAS W. HERTZ
                                     Thomas W. Hertz
                                     Chairman and Chief Executive Officer


Date: May 15, 1998                By /S/ CRAIG A. ANDERSON
                                     Craig A. Anderson
                                     President and Chief Financial Officer
                                     (Principal Financial and
                                        Accounting Officer)

                               EXHIBIT INDEX

EXHIBIT
NUMBER                       DOCUMENT

 3.1 Certificate of Incorporation of Dakota Telecommunications Group, Inc., a Delaware corporation. Filed as Exhibit 3.1 to the Company's Form 10-QSB for the quarter ended June 30, 1997 and here incorporated by reference.

 3.2 Bylaws of Dakota Telecommunications Group, Inc., a Delaware corporation, as amended. Filed as Exhibit 3.2 to the Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1997 and here incorporated by reference.

 4.1        Certificate of Incorporation of Dakota Cooperative
            Telecommunications Group, Inc., a Delaware corporation.  See
            Exhibit 3.1 above.

 4.2 Bylaws of Dakota Telecommunications Group, Inc., a Delaware corporation, as amended. See Exhibit 3.2 above.

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

 4.12 Dakota Cooperative Telecommunications, Inc. and Dakota Telecom, Inc. Loan Agreement with Rural Telephone Finance Cooperative Report on Form 10-QSB for the quarter ended June 30, 1997 and here incorporated by reference.

 4.13 Dakota Cooperative Telecommunications, Inc. and Dakota Telecom, Inc. Mortgage and Security Agreement with Rural Telephone Finance Cooperative dated June 24, 1997. Filed as
            Exhibit 4.31 to the Registrant's Report on Form 10-QSB for the quarter ended June 30, 1997 and here incorporated by reference.

 4.14 Dakota Cooperative Telecommunications, Inc. and Dakota Telecom, Inc. Pledge and Security Agreement with Rural Telephone Finance Cooperative dated June 24, 1997. Filed as
            Exhibit 4.33 to the Registrant's Report on Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference.

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

 10.1 Rural Telephone Finance Cooperative Secured Revolving Line of Credit Agreement dated as of March 31, 1998 between the Registrant, Dakota Telecom, Inc. and Rural Telephone Finance Cooperative.

 27         Financial Data Schedule.