Form 10QSB
period 1998-06-30
DAKOTA TELECOMMUNICATIONS GROUP INC
filed 1998-08-14
CIK 1034119

==============================================================================
                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

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

There were 2,006,220 shares of Dakota Telecommunications Group, Inc. Common Stock, without par value, outstanding as of June 30, 1998.

Transitional Small Business Disclosure Format (check one):  Yes _____  No _X__

==============================================================================

                   DAKOTA TELECOMMUNICATIONS GROUP, INC.


                                   INDEX

------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION                                         PAGE NO.

 Item 1.   FINANCIAL STATEMENTS

    DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

         Consolidated Balance Sheet -
          June 30, 1998 (Unaudited) and December 31, 1997. . . . . .      3

         Consolidated Statement of Operations -
          Six Months Ended June 30, 1998 and 1997 (Unaudited). . . .      4

         Consolidated Statement of Operations -
          Three Months Ended June 30, 1998 and 1997 (Unaudited). . .      5

         Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1998 and 1997 (Unaudited). . . .      6

         Notes to Consolidated Financial Statements (Unaudited). . .     7-9


 Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     10-18


PART II. OTHER INFORMATION

 Item 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . .       19

 Item 2.  CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . .       19

 Item 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            20

 Item 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . .       21

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24

                      PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET
              JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997
=============================================================================
                                  ASSETS
                                                         JUNE 30,           DECEMBER 31,
                                                           1998                 1997
                                                       ------------        -------------
CURRENT ASSETS:
     Cash and Cash Equivalents                         $  2,966,382        $   4,297,938
     Temporary Cash Investments                             100,000              300,000
     Accounts Receivable, Less Allowance for
      Uncollectibles of $340,600 and $298,700             3,079,015            4,216,025
     Income Taxes Receivable                                 62,987               62,987
     Materials and Supplies                               2,065,718            1,109,226
     Prepaid Expenses                                       237,136              275,567
                                                       ------------        -------------
      Total Current Assets                                8,511,238           10,261,743
                                                       ------------        -------------
INVESTMENTS AND OTHER ASSETS:
     Excess of Cost Over Net Assets Acquired              4,706,775            4,869,096
     Other Intangible Assets                                792,876              809,843
     Other Investments                                    1,525,455            2,037,571
     Deferred Charges                                     1,256,913              653,373
                                                       ------------        -------------
      Total Investments and Other Assets                  8,282,019            8,369,883
                                                       ------------        -------------
PROPERTY, PLANT AND EQUIPMENT, NET                       25,733,810           25,408,266
                                                       ------------        -------------
TOTAL ASSETS                                           $ 42,527,067        $  44,039,892
                                                       ============        =============










             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current Portion of Long-Term Debt                 $  1,390,000        $   1,390,000
     Notes Payable                                        3,200,000            1,500,000
     Accounts Payable                                     1,448,378            2,290,727
     Payable Under Floor Plan Arrangements                  621,365              569,287
     Other Current Liabilities                            1,113,523            1,171,772
                                                       ------------        -------------
      Total Current Liabilities                           7,773,266            6,921,786
                                                       ------------        -------------

LONG-TERM DEBT                                           28,542,577           29,200,469
                                                       ------------        -------------
DEFERRED CREDITS                                            109,942              113,565
                                                       ------------        -------------

STOCKHOLDERS' EQUITY:
     Common Stock                                        10,324,497            8,523,870
     Treasury Stock at Cost                                 (12,325)             (12,325)
     Other Capital                                        1,231,288            2,298,006
     Retained Earnings                                   (4,442,178)          (2,005,479)
     Unearned Employee Stock Ownership Plan              (1,000,000)          (1,000,000)
                                                       ------------        -------------
        Total Stockholders' Equity                        6,101,282            7,804,072
                                                       ------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 42,527,067        $ 44,039,892
                                                       ============        =============

 The accompanying notes are an integral part of the consolidated financial statements.

           DAKOTA TELECOMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF OPERATIONS
                  SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                (Unaudited)
=============================================================================
                                                     1998                 1997
                                                  ------------      ---------------
REVENUES:
     Local Network                                $    824,137      $       615,502
     Network Access                                  2,680,194            1,907,168
     Long Distance Network                           1,725,794            1,569,376
     Cable Television Service                          835,956              780,520
     Computer Network Service                        7,518,531                   --
     Internet Service                                  820,953              479,952
     Other                                             357,518              262,163
                                                  ------------      ---------------
      Total Operating Revenues                      14,763,083            5,614,681
                                                  ------------      ---------------
COSTS AND EXPENSES:
     Plant Operations                                2,814,960            1,653,873
     Cost of Goods Sold                              5,951,522                   --
     Depreciation and Amortization                   2,156,216            1,559,645
     Customer                                        1,485,512              449,298
     General and Administrative                      3,355,395            1,960,731
     Other Operating Expenses                          464,737              649,111
                                                  ------------      ---------------
      Total Operating Expenses                      16,228,342            6,272,658
                                                  ------------      ---------------
OPERATING LOSS                                      (1,465,259)            (657,977)
                                                  ------------      ---------------
OTHER INCOME AND (EXPENSES):
     Interest and Dividend Income                       88,149              151,985
     Interest Expense                               (1,059,589)            (408,689)
                                                  ------------      ---------------
      Net Other Income and Expenses                   (971,440)            (256,704)
                                                  ------------      ---------------
LOSS BEFORE INCOME TAXES                            (2,436,699)            (914,681)
INCOME TAX BENEFIT                                          --              (60,096)
                                                  ------------      ---------------
NET LOSS                                          $ (2,436,699)     $      (854,585)
                                                  ============      ===============
BASIC AND DILUTED LOSS PER SHARE $                $      (1.21)
                                                  ============

 The accompanying notes are an integral part of the consolidated financial statements.
           DAKOTA TELECOMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF OPERATIONS
                 THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (Unaudited)
==============================================================================
                                                       1998               1997
                                                  ------------      ---------------
REVENUES:
     Local Network                                $    417,320      $       308,591
     Network Access                                  1,274,719            1,024,618
     Long Distance Network                             856,821              797,084
     Cable Television Service                          434,005              391,218
     Computer Network Service                        4,091,202
     Internet Service                                  397,783              257,830
     Other                                             258,811               83,361
                                                  ------------      ---------------
      Total Operating Revenues                       7,730,661            2,862,702
                                                  ------------      ---------------
COSTS AND EXPENSES:
     Plant Operations                                1,468,610              836,051
     Cost of Goods Sold                              3,302,854
     Depreciation and Amortization                   1,110,479              798,220
     Customer                                          759,952              241,449
     General and Administrative                      1,608,960            1,242,550
     Other Operating Expenses                          235,968              319,312
                                                  ------------      ---------------
      Total Operating Expenses                       8,486,823            3,437,582
                                                  ------------      ---------------
OPERATING LOSS                                        (756,162)            (574,880)
                                                  ------------      ---------------
OTHER INCOME AND (EXPENSES):
     Interest and Dividend Income                       58,990              103,913
     Interest Expense                                 (563,970)            (209,552)
                                                  ------------      ---------------
      Net Other Income and Expenses                   (504,980)            (105,639)
                                                  ------------      ---------------
LOSS BEFORE INCOME TAXES                            (1,261,142)            (680,519)
INCOME TAX BENEFIT                                           -              (23,597)
                                                  ------------      ---------------
NET LOSS                                          $ (1,261,142)     $      (656,922)
                                                  ============      ===============
BASIC AND DILUTED LOSS PER SHARE                  $       (.63)
                                                  ============

 The accompanying notes are an integral part of the consolidated financial statements.
          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                (Unaudited)
=============================================================================
                                                        1998                1997
                                                  ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                     $  (2,436,699)       $   (854,585)
     Adjustments to Reconcile Net Loss to Net
      Cash Provided By Operating Activities:
        Depreciation and Amortization                2,156,216            1,559,645
        Deferred Charges                                (2,153)                   -
        Deposits                                             -              274,889
        Receivables                                  1,137,010              388,024
        Income Taxes Receivable                              -              147,698
        Prepaids                                        38,431              (87,140)
        Accounts Payable                              (360,587)             477,340
        Other Current Liabilities                       (6,171)             131,900
        Deferred Credits                                (3,623)              24,987
        Other                                           24,219                    -
                                                  ------------         ------------
          Net Cash Provided By Operating
            Activities                                  546,643           2,062,758
                                                  ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Property, Plant and Equipment,
       Net                                          (2,291,590)          (5,159,245)
     Materials and Supplies                           (956,492)            (817,123)
     Sale of Temporary Cash Investments                200,000              750,000
     Purchase of Other Investments                     (18,121)            (623,195)
     Sale of Other Investment                          500,743                    -
     Purchase of Other Intangible Assets                (5,607)                   -
     Deferred Charges                                 (601,387)             (36,077)
                                                  ------------         ------------
      Net Cash Used In Investing Activities         (3,172,454)          (5,885,640)
                                                  ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal Payments of Long-Term Debt             (657,892)            (442,256)
     Proceeds from Issuance of Note Payable          3,200,000            2,500,000
     Principal Payments of Note Payable             (1,500,000)                   -
     Construction Contracts Payable                   (481,762)           2,228,199
     Retirement of Patronage Capital                         -               (5,519)
     Other                                                 592               21,998


     Issuance of Common Stock                          251,315                    -
     Conversion of Warrants to Common Stock            482,002                    -
                                                  ------------         ------------
      Net Cash Provided by Financing Activities      1,294,255            4,302,422
                                                  ------------         ------------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                               (1,331,556)             479,540

CASH AND CASH EQUIVALENTS at Beginning of Year       4,297,938            2,121,444
                                                  ------------         ------------
CASH AND CASH EQUIVALENTS at End of Period        $  2,966,382         $  2,600,984
                                                  ============         ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
      Interest Expense                            $  1,009,356         $    405,312
      Income Taxes                                           -               18,000

 The accompanying notes are an integral part of the consolidated financial statements.

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
=============================================================================

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheets as of June 30, 1998 and December 31, 1997, statements of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

The Consolidated Financial Statements have been prepared in accordance with the requirements of Item 310(b) of Regulation S-B and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and accompanying notes for the years ended December 31, 1997 and 1996. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1998.


NOTE 2 - NOTES PAYABLE

The Company has a line of credit arrangement for $1.5 million with the Rural Telephone Finance Cooperative (the "RTFC") which expires in 2002. Interest is payable quarterly at variable monthly rates determined by RTFC with a cap at prime plus 1.5%. Any advances must be paid in full within 360 days of the advance and remain at a zero balance for at least five consecutive business days. A balance of $1,500,000 was outstanding as of June 30, 1998.

The Company obtained an additional secured line of credit arrangement for $4 million with RTFC which expires March 31, 1999. Interest is payable quarterly at variable monthly rates based on the prevailing bank prime rate plus 1.5%. A balance of $900,000 was outstanding as of June 30, 1998.

The Company renewed the line of credit arrangement for $800,000, at the prime rate plus one percent, with Norwest Bank, South Dakota, N.A. which expires April 1, 1999. The entire $800,000 was outstanding as of June 30, 1998. As of July 13, 1998, Norwest has increased the Company's line of credit limit to $1,200,000 and is effective until September 11, 1998.

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
=============================================================================

NOTE 3 - PAYABLE UNDER FLOOR PLAN ARRANGEMENT

IBM Credit Corporation has increased the Company's credit limit for the floor plan arrangement from $350,000 to $850,000. The increase is effective until August 31, 1998. The amount outstanding at June 30, 1998 on this agreement was $100,515. The Company also has $520,850 in another floor plan arrangement as of June 30, 1998.


NOTE 4 - INCOME TAXES

As of July 22, 1997, the income of the Company became taxable at the federal level. Prior to that date, the Company operated as a cooperative and had been granted tax exempt status under Section 501(c)12 of the Internal Revenue Code of 1986 and therefore the Company's income was not taxable prior to July 22, 1997.

At June 30, 1998 and December 31, 1997, the Company had net deferred tax assets primarily as a result of the net operating losses. The full amount of the net deferred tax asset was offset by a valuation allowance due to uncertainties relating to the full future utilization of these net operating losses.


NOTE 5 - ACQUISITIONS

The Company has entered into a merger agreement to purchase the outstanding stock of Vantek Communications, Inc. and Van/Alert, Inc. in exchange for stock, cash and notes valued at $1,100,000. The purchase has been approved by the FCC and was finalized on July 1, 1998.


NOTE 6 - CAPITAL STOCK

On December 16, 1997, the Board of Directors declared a two-for-one common stock split pursuant to a share dividend paid to common stockholders of record on January 1, 1998. All common stock share amounts shown below have been adjusted for the stock split.

At December 31, 1997, there were warrants outstanding which were exercised through January 21, 1998 to purchase 482 shares of preferred stock which were converted to 77,912 shares of common stock. These warrants were exercised on January 21, 1998.

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
=============================================================================

Former holders of Cooperative common stock and capital credit accounts are entitled to receive shares of common stock of the Company, without any further consideration, upon receipt by the Company of properly executed transmittal documents in acceptable form. If all such persons had satisfied the conditions to receive shares at June 30, 1998 and December 31, 1997, a total of 481,442 and 911,320 additional shares of the Company's common stock would have been issued and outstanding as of those dates. Other capital includes that amount of stockholders equity which would have been included in common stock if those shares had been issued and outstanding at June 30, 1998 and December 31, 1997.

The Company approved an offering of 400,000 shares of common stock at a purchase price of $12.50 per share to shareholders and employees as of January 27, 1998. The offering expired on March 11, 1998 and 19,485 shares of common stock were issued.

At the annual meeting, the shareholders approved amending the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 5,000,000 to 10,000,000.


NOTE 7 - LOSS PER SHARE

Basic loss per share as of June 30, 1998 was based on the average number of shares of common stock outstanding during the period. The number of shares used in the calculation was 2,006,220 as of June 30, 1998. As of June 30, 1997 the Company was still operating as a cooperative and therefore did not have common stock outstanding.

Options, rights and warrants have not been considered in the computation of diluted loss per share since their effect would be anti-dilutive because of the net loss. If the 481,442 shares issuable at June 30, 1998 to former holders of cooperative common stock and capital credit accounts upon satisfaction by such holders of conditions to issuance, which have not been issued as a result of the reorganization, were considered issued for the entire period, the loss per share would have been $.98 for the six months and $.51 for the three months ended June 30, 1998.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSTS OR PLAN OF OPERATION

          Management provides the following discussion as its analysis of the Company's financial condition and results of operations. This analysis should be read in conjunction with the separate consolidated financial statements of the Company and the notes thereto included in this report.

FORWARD-LOOKING STATEMENTS

          This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the telecommunications industry, the economy, and about the Company itself, such as information relating to the Company's ongoing development plans, the effects of its July 1997 refinancing of its long-term debt, the impact of year 2000 issues on the Company's computerized operating systems and statements regarding the Company's anticipated future net losses. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements.
These statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties as well as assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

          Future Factors include, but are not limited to, uncertainties related to economic conditions; acquisitions and divestitures; government and regulatory policies; the pricing and availability of equipment, materials, inventories and software; technological developments and changes in the competitive environment in which the Company operates; changes in interest rates; demand for the Company's products and services; the degree of competition by traditional and non-traditional competitors; changes in tax laws; changes in prices, levies and assessments; and the outcomes of pending and future litigation and contingencies. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. Readers are cautioned not to place undue reliance on the forward-looking statements made below or elsewhere in this Quarterly Report.

OVERVIEW

          The Company is a competitive local exchange carrier ("LEC") specializing in the design, construction and operation of broadband hybrid fiber optic communications systems for small communities in South Dakota and the surrounding states. The Company provides a full range of bundled products and services to its customers, including switched local dial tone and enhanced services, network access services, long distance telephone services, operator assisted calling services, telecommunications equipment sale and leasing services, cable television services, computer equipment sales, Internet access and related services and computer and data networking products and services, using both wireline and wireless technologies.

          In 1996 the Company began a major reorganization and expansion program. This program included the conversion of the Company from a stock cooperative into a publicly held Delaware business corporation, the redesign and rebuilding of the Company's switching center and fiber backbone network, which was completed in 1997, and the expansion of the Company's operations through selected acquisitions. During 1996, the Company purchased the assets of 19 cable television systems. In December 1996, the Company, through a wholly owned subsidiary, merged with TCIC Communications, Inc. ("TCIC"), a South Dakota-based provider of long distance and operator services. Also in December 1996, in a similar transaction, the Company merged with I-way Partners, Inc. ("Iway"), one of South Dakota's largest Internet service providers. In December 1997, the Company merged with Futuristic, Inc. dba DataNet ("DataNet"), a leading regional local area network/wide area network ("LAN/WAN") integrator located in Sioux Falls, South Dakota. These companies continue to operate as wholly owned subsidiaries of the Company under the names DTG Communications, Inc., DTG Internet, Inc., and DTG DataNet, Inc., respectively. Also in December 1997, the Company signed a merger agreement with Vantek, Inc. and Van Alert, Inc. ("Vantek"), a regional specialized mobile radio and paging company in southeastern South Dakota. This transaction was completed in July, 1998. Vantek continues to operate as a wholly owned subsidiary of the Company under the name Dakota Wireless, Inc. The Company has one additional acquisition pending of a small, regional specialized mobile radio company serving an area complementary to that served by Vantek. The anticipated closing for the acquisition is in fourth quarter of 1998, pending FCC license transfer approvals. The Company currently anticipates that additional acquisitions will form a part of its continuing expansion plans, though no final agreements have been concluded at this time.

          The Company's reorganization and expansion plans have had, and will continue to have, significant impacts on the Company's financial condition and results of operations. As part of its network-rebuilding project, in 1995 the Company reassessed the remaining useful life of its old facilities. In 1996 and 1997, the Company incurred approximately $5.8 million and $13.6 million in new capital expenditures, respectively.
During the first six months of 1998, the Company incurred an additional $2.3 million in capital expenditures as well as purchased $957,000 of additional materials for its 1998 developments. The Company anticipates spending substantial additional funds for its continuing development programs. These expenditures have been, and future expenditures are anticipated to be, financed through substantial increases in the Company's long-term debt. These changes will combine to result in substantially higher depreciation and interest expenses with a corresponding reduction in the Company's net income. In addition, to implement its growth plans, in 1996 the Company completed the acquisitions described above and since that time has increased its employee base from 34 employees at December 31, 1995, to 172 employees at June 30, 1998, resulting in additional increases in amortization expense and employee-related operating expenses. While the Company anticipates that its revenue base will continue to grow as it completes its new facilities and markets new services, the resultant higher expense levels from a combination of higher depreciation, amortization and interest expense, as well as additional employee expenses, will likely cause the Company to recognize and report net after-tax losses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

ANALYSIS OF MATERIAL CHANGES IN BALANCE SHEET ITEMS

          Cash and Temporary Cash Investments decreased from $4,598,000 at December 31, 1997, to $3,066,000 at June 30, 1998, a decrease of
$1,532,000. The decrease was used for capital expenditures, investment in acquisitions and to fund operating losses.

          Net Accounts Receivable decreased from $4,216,000 at December 31, 1997, to $3,079,000 at June 30, 1998, a decrease of $1,137,000. This decrease was primarily due to the payments of additional funds due to the Company from the National Exchange Carriers Association for final adjustments to the Company's access revenue requirements from its 1996 and 1997 telephone operation cost studies.

          Materials and Supplies inventories increased from $1,109,000 at December 31, 1997 to $2,066,000 at June 30, 1998, an increase of $957,000.
This increase represents additional materials on hand to be used in the Company's 1998 development projects.

          Other Investments decreased from $2,038,000 at December 31, 1997 to $1,525,000 at June 30, 1998, a decrease of $513,000. This decrease was primarily due to sale of a Treasury Bill by the Company during the first quarter of 1998.

          Deferred Charges increased from $653,000 at December 31, 1997 to $1,257,000 at June 30, 1998, an increase of $604,000, which was primarily related to software purchases and development for the new billing system.

          Current Liabilities increased from $6,922,000 at December 31, 1997 to $7,773,000, a net increase of $851,000, which was primarily due to an additional draw from the Company's revolving credit line with the Rural Telephone Finance Cooperative (the "RTFC") of $900,000 and a reduction in accounts payable.

          Total Stockholders' Equity decreased from $7,804,000 at December 31, 1997 to $6,101,000 at June 30, 1998, a decrease of approximately
$1,703,000.   This decrease was caused by the Company's operating losses of $2,437,000 during the first six months offset by additional equity raised by the Company from the exercise of outstanding warrants and the sale of stock to the Company's existing shareholders. See Note 6 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

          The Company believes that it has adequate internal resources available to finance its ongoing operating requirements. Net Cash Provided From Operations was $547,000 in the first six months of 1998. See the Consolidated Statement of Cash Flows included in the Company's Consolidated Financial Statements. In addition, the Company maintains a $4,000,000 revolving line of credit with the RTFC, of which $3.1 million was available and undrawn as of June 30, 1998. Finally, the Company uses a combination of the floor plan financing arrangements and an $800,000 working capital line of credit to fund inventory holding costs in its DataNet operation. See Notes 2 and 3 to the Consolidated Financial Statements.

          While the Company can finance its day-to-day operations using internal funds, it will need additional long-term financing to complete additional network construction programs. The Company's primary long-term lender is the RTFC, which provided the funds for the Company's 1997 construction projects. On July 17, 1998, the RTFC agreed to additional long term financing in the amount of $35,263,128. This financing is contingent on the Company raising additional equity. While there is no assurance that additional funds will be made available to the Company, the Company and its subsidiaries expect the RTFC and other sources to continue to be available for future borrowings.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 AND 1998

          Revenues increased from $5,615,000 during the first six months of 1997 to $14,763,000 the first six months of in 1998, an increase of $9,148,000, or approximately 163%. Of this increase, $7,519,000 reflects the addition of revenues from the Company's DataNet operations acquired in December 1997. An additional $733,000 of this increase represents additional access revenues, described in more detail immediately below.
The balance reflects internal growth in the Company's operations.

          Access revenues are received by local exchange companies for intrastate and interstate exchange services provided to long distance carriers (generally referred to as interexchange carriers or "IXCs") which enable IXCs to provide long distance service to end users in the local exchange network. Access revenues are determined, in the case of interstate calls, according to rules issued by the Federal Communications Commission ("FCC") and administered by the National Exchange Carrier Association ("NECA") and, in the case of intrastate calls, by state regulatory agencies. A relatively small portion of the Company's access revenues are derived from subscriber line fees determined by the FCC and billed directly to end users for access to long distance carriers. The balance of the Company's interstate access revenues are received from NECA, which collects payments from IXCs and distributes settlement payments to LECs based on a number of factors, including the cost of providing service and the amount of time the local network is utilized to provide long distance services. A variety of factors, including increased subscriber counts, cultural and technological changes and rate reductions by IXCs, have resulted in a consistent pattern of increasing use of the nation's telephone network since 1984. This growth has produced higher revenues for NECA and increased settlements for its participating LECs. These increases, combined with the increase in the Company's operating expenses, resulted in the increase in the Company's access revenues.

          Plant Operations expense increased from $1,654,000 during the first six months of 1997 to $2,815,000 in 1998, an increase of $1,161,000, or approximately 70%. Approximately $149,000 of this increase was due to the additional costs and expenses from the operation of DataNet. The remaining increase is primarily due to increased costs in the Company's competitive local exchange carrier operations in its new markets.

          Cost of Goods Sold, a new category of operating expense, was $5,952,000 in the first six months of 1998 reflecting expenses associated with the Company's DataNet operation.

          Depreciation and Amortization expense increased from $1,560,000 in the first six months of 1997 to $2,156,000 in 1998, an increase of $596,000 or approximately 38%. Approximately $136,000 of this increase was due to the amortization of the excess of cost over net assets acquired in the acquisition of DataNet and the depreciation of assets used in the DataNet operation. The balance of this increase is due primarily to the deprecation of additional assets placed in service by the Company during 1997 and in the first six months of 1998 as part of its network construction program.

          Customer operating expenses increased from $449,000 in the first six months of 1997 to $1,486,000 in 1998, an increase of $1,037,000 of approximately 231%. Of this increase, $764,000 related to the customer service expenses associated with the DataNet operation. The remaining increase is primarily due to increased costs in the Company's competitive local exchange carrier operations in its new markets.

          Other costs and expenses, including General and Administrative and Other Operating Expenses increased from $2,610,000 during the first six months of 1997 to $3,820,000 in 1998, an increase of $1,210,000 or approximately 46%. Of these expenses, $90,951 in 1997 were due to the inclusion of one-time, nonrecurring charges associated with the conversion and merger of the Company in 1997. Of these expenses, $57,000 in 1998 were due to the inclusion of one-time, nonrecurring charges associated with the registration and sale of stock to the Company's shareholders during the first quarter. See Note 6 to the Consolidated Financial Statements. Of the remaining $1,062,000 increase in other costs and expenses, approximately $680,000 was due to the additional costs and expenses from the operation of DataNet. The remaining increase is primarily due to increased costs in the Company's competitive local exchange carrier operations in its new markets.

          Interest expense increased from $409,000 for the first six months of 1997 to $1,060,000 during 1998, an increase of $651,000, or approximately 159%. This increase is primarily due to the increase in long term debt incurred by the Company to refinance its Rural Utilities Service ("RUS") debt and to fund its 1998 capital expenditures.

          Basic loss per share for the first six months of 1998, based on 2,006,220 outstanding shares, was $1.21. As of June 30, 1997 the Company was still operating as a cooperative and therefore did not have common stock outstanding. See Note 7 to the Consolidated Financial Statements.

THREE MONTHS ENDED JUNE 30, 1997 AND 1998

          Revenues increased from $2,863,000 during the second quarter of 1997 to $7,731,000 in 1998, an increase of $4,868,000, or approximately 170%. Of this increase, $4,091,000 reflects the addition of revenues from the Company's DataNet operations acquired in December 1997. An additional
$250,000 of this increase represents additional access revenues.   The
balance reflects internal growth in the Company's operations.

          Plant Operations expense increased from $836,000 during the second quarter of 1997 to $1,469,000 in 1998, an increase of $633,000, or approximately 76%. Approximately $61,000 of this increase was due to the additional costs and expenses from the operation of DataNet. The remaining increase is primarily due to increased costs in the Company's competitive local exchange carrier operations in its new markets.

          Cost of Goods Sold, a new category of operating expense, was $3,303,000 in the second quarter of 1998 reflecting expenses associated with the Company's DataNet operation.

          Depreciation and Amortization expense increased from $798,000 in the second quarter of 1997 to $1,110,000 in 1998, an increase of $312,000 or approximately 39%. Approximately $67,000 of this increase was due to the amortization of the excess of cost over net assets acquired in the acquisition of DataNet and the depreciation of assets used in the DataNet operation. The balance of this increase is due primarily to the deprecation of additional assets placed in service by the Company during 1997 and in the second quarter of 1998 as part of its network construction program.

          Customer operating expenses increased from $241,000 in the second quarter of 1997 to $760,000 in 1998, an increase of $519,000 of approximately 215%. Of this increase, $372,000 related to the customer service expenses associated with the DataNet operation. The remaining increase is primarily due to increased costs in the Company's competitive local exchange carrier operations in its new markets.

          Other costs and expenses, including General and Administrative and Other Operating Expenses increased from $1,562,000 during the second quarter of 1997 to $1,845,000 in 1998, an increase of $283,000 or approximately 18%. Of this increase, $283,000 was related to expenses associated with the DataNet operation

          Interest expense increased from $210,000 for the second quarter of 1997 to $564,000 during 1998, an increase of $354,000, or approximately 169%. This increase is primarily due to the increase in long term debt incurred by the Company to refinance its RUS debt and to fund its 1998 capital expenditures.

          Basic loss per share for the second quarter of 1998, based on 2,006,220 outstanding shares, was $0.63. As of June 30, 1997 the Company was still operating as a cooperative and therefore did not have common
stock outstanding.   See Note 7 to the Consolidated Financial Statements.

INCOME TAXES

          The Company historically operated as a stock cooperative and was granted tax-exempt status under Section 501(c)(12) of the Internal Revenue Code of 1986, as amended. Accordingly, income tax expense was related only to certain ancillary operations, such as the Company's cable television operations. Beginning with the Company's conversion from a cooperative to a Delaware business corporation in July 1997, all of the Company's operations became taxable. However, because of the Company's consolidated net losses, the Company has accumulated significant income tax loss carryovers. See Note 4 to the Consolidated Financial Statements for a full discussion of the Company's income tax issues.

EFFECTS OF INFLATION

          The Company is subject the effects of inflation upon its operating costs. The Company's local exchange telephone companies are subject to the jurisdiction of the South Dakota Public Utilities Commission with respect to a variety of matters, including rates for intrastate access services and the conditions and quality of service. Rates for local telephone service are not established directly by regulatory authorities, but their authority over other matters limits the Company's ability to implement rate increases. In addition, the regulatory process inherently restricts the Company's ability to immediately pass cost increases along to customers unless the cost increases are anticipated and the rate increases are implemented prospectively.

          All of the Company's long-term debt from the RTFC bears interest on a floating rate set by the RTFC on a monthly basis. This variable rate was 6.65% at June 30, 1998. The Company has the option to fix the interest rate on all or a portion of these loans on a quarterly basis. Should inflation rates significantly exceed the Company's expectations, interest rates could increase and the Company's debt service expenses could increase beyond acceptable limits or make the RTFC or any other lender unwilling to extend additional credit to the Company.

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

          The Company is presently the only provider of local telephone service in its historical nine local communities and directly competes with the incumbent local service company in the four communities into which it built in 1997. Technological developments in competing technologies, such as cellular telephone, digital microwave, coaxial cable, fiber optics and other wireless and wired technologies, may result in new forms of competition to the Company's landline services. The Company and many other members of the local exchange carrier industry are seeking to maintain a strong, universally affordable public telecommunications network through policies and programs that are sensitive to the needs of small communities and rural areas served by the Company. There is no assurance that the Company will be able to continue to do so in the future.

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

YEAR 2000 COMPUTER SOFTWARE ISSUES

          The Company is highly dependent upon advanced computer systems and specialized software for the conduct of its business. These systems include switching and network operations, billing and customer care, accounting and reporting and Internet operating systems, as well as a wide assortment of personal computer productivity software. In 1997, as part of its reorganization plan, the Company installed new accounting and reporting systems and began the installation of a new billing and customer service system, currently scheduled for completion in 1998. It also rebuilt its Internet operating systems and installed a new switching platform and software system.

          As part of its systems replacement process, the Company addressed an issue that is facing all users of automated information systems. The issue is that many computer systems that process date sensitive information based on two digits representing the year of the event may recognize a date using "00" as the year 1900 rather than the year 2000. The inability to correctly recognize "00" as the year 2000 could affect a wide variety of automated information systems, such as mainframe applications, invoicing and receivables tracking systems, event scheduling systems, personal computers and communication systems, in the form of software failure, errors or miscalculations.

          The Company's system vendors have assured the Company that its new systems will not experience year 2000 problems. However, given the complexity of the specialized software used by the Company and the relative newness of the year 2000 problem, there can be no assurance that the

Company's new or remaining systems will not experience some problems as these systems begin to operate using year 2000 dates. The Company will continue to assess the impact of the year 2000 issue on the remainder of its computer-based systems and applications throughout 1998. The Company's goal is to perform tests of its systems and applications during 1998 and to have all systems and applications compliant with the century change by December 31, 1998.

          The Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. While the Company will continue to monitor and test its systems for potential problems, failure of key software systems to properly recognize and handle year 2000 dates could result in material and wide-spread failures in the Company's operations, possibly leading to severe service outages and customer complaints. Such failures, were they to occur, would have severe adverse effects on the Company's results of operations, liquidity and capital resources.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In June 1997, the Financing Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").
This pronouncement, effective for calendar year 1998 financial statements, requires reporting segment information consistent with the way executive management of an entity disaggregates its operations internally to assess performance and make decisions regarding resource allocations. Among information to be disclosed, SFAS 131 requires an entity to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS 131 also requires reconciliations of total segment revenues, total segment profit or loss and total segment assets to the corresponding amounts shown in the entity's consolidated financial statements. The Company expects that the adoption of SFAS 131 will require the Company to discontinue reporting segments currently disclosed in its annual consolidated financial statements due to the increasing convergence of its computer, telephone and cable television businesses.

          No other recently issued accounting pronouncements are expected to have a significant effect on future financial statements.

                        PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

          There are no pending environmental or legal issues that the Company believes will have a significant effect on either the operational or financial condition of the Company. The incumbent cable provider in Marshall, Minnesota, Bresnan Communications ("Bresnan"), filed an appeal with the Minnesota Court of Appeals (File No. C8-98-1139) on June 26, 1998, of the grant of a competitive franchise by the City of Marshall to the Company. The parties to the appeal are Bresnan, the City of Marshall, and the Company. The appeal seeks to have the appellate court reverse the decision granting the franchise. In addition, on June 26, 1998, Bresnan filed an action in state court (Fifth Judicial Circuit) directly against the City of Marshall alleging a failure to provide certain requested information and a violation of the open meeting laws by the Marshall Municipal Utilities Commission and the City in the consideration of the grant of the franchise to the Company. Bresnan alleges that this conduct has so tainted the granting of the franchise that the court should find the franchise to be void. The Company is not a party to this lawsuit, but will continue to monitor its progress. The Company believes there is no factual basis for the allegations in the complaint. The Company believes that neither legal action is meritorious. Because the Company is a party to the appeal, it will file briefs and orally argue its position before the appellate court. However, in light of the possible negative outcomes to either of these actions, the Company has suspended further work in the Marshall area. Construction efforts and funds intended for Marshall equipment have been shifted to other areas where the Company have been awarded franchises. If Bresnan is successful in either action, the financial impact on the Company for work already completed would not be material and would not have a negative effect on future periods.

Item 2.  CHANGES IN SECURITIES

          On May 13, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock, no par value ("Common Stock"), from 5,000,000 to 10,000,000 shares.

          All of the additional shares resulting from the increase in the Company's authorized Common Stock are of the same class, with the same dividend, voting and liquidation rights, as the shares of Common Stock previously outstanding.

          The newly authorized shares are unreserved and available for issuance. No further stockholder authorization is required prior to the issuance of such shares by the Company. Stockholders have no preemptive rights to acquire shares issued by the Company under its Certificate of

Incorporation, and stockholders did not acquire any such rights with respect to such additional shares under the amendment to the Company's Certificate of Incorporation. Under some circumstances, the issuance of additional shares of Common Stock could dilute the voting rights, equity and earnings per share of existing stockholders.

Item 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 13, 1998, the Company held its 1998 Annual Meeting of Stockholders. The purposes of the meeting were: to elect four directors for three-year terms expiring in 2001; to consider and approve an amendment to the Company's Certificate of Incorporation to increase the amount of authorized capital from 5,000,000 shares of Common Stock to 10,000,000 shares of Common Stock; and to consider and approve the transfer of local telephone service assets to a wholly-owned subsidiary of the Company.

          Four candidates nominated by management were elected by the stockholders to serve as Directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:

    NAME OF CANDIDATE                                SHARES VOTED
  Craig A. Anderson                       For                     1,304,039
                                          Authority Withheld         59,874
                                          Broker Non-Votes                0

  Jeffrey J. Goeman                       For                     1,302,928
                                          Authority Withheld         60,985
                                          Broker Non-Votes                0

  Jeffrey G. Parker                       For                     1,304,357
                                          Authority Withheld         59,556
                                          Broker Non-Votes                0

  John A. Schaefer                        For                     1,305,833
                                          Authority Withheld         58,080
                                          Broker Non-Votes                0

          The following persons remained as directors of the Company with terms expiring in 1999: Ross L. Benson, Dale Q. Bye and James H. Jibben. The following persons remained as directors of the Company with terms expiring in 2000: Thomas W. Hertz, Palmer O. Larsen and John (Jack) A. Roth.

          The stockholders also voted to approve the amendment to the Certificate of Incorporation to increase the amount of authorized capital stock as described in Item 2 of Part II of this Report on Form 10-QSB. The following sets forth the results of the voting with respect to that matter:

                               SHARES VOTED
                      For                   1,306,659
                      Against                  47,500
                      Abstentions               9,754
                      Broker Non-Votes              0

          The stockholders also voted to approve the transfer of local telephone service assets to a wholly-owned subsidiary of the Company. The following sets forth the results of the voting with respect to that matter:

                               SHARES VOTED
                      For                   1,315,885
                      Against                  34,466
                      Abstentions              13,562
                      Broker Non-Votes              0

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS. The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                        DOCUMENT

 3.1  Certificate of Incorporation of Dakota Telecommunications
      Group, Inc., a Delaware corporation, as amended.

 3.2 Bylaws of Dakota Telecommunications Group, Inc., a Delaware corporation, as amended. Filed as Exhibit 3.2 to the Company's Report of Form 10-KSB for the fiscal year ended December 31, 1997 and here incorporated by reference.

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

                                  DAKOTA TELECOMMUNICATIONS
                                    GROUP, INC.



Date: August 14, 1998              By /S/ THOMAS W. HERTZ
                                      Thomas W. Hertz
                                      Chairman and Chief Executive Officer


Date: August 14, 1998              By  /S/ CRAIG A. ANDERSON
                                      Craig A. Anderson
                                      President and Chief Financial Officer
                                      (Principal Financial and
                                         Accounting Officer)

                               EXHIBIT INDEX

EXHIBIT
NUMBER                        DOCUMENT

 3.1  Certificate of Incorporation of Dakota Telecommunications
      Group, Inc., a Delaware corporation, as amended.

 3.2 Bylaws of Dakota Telecommunications Group, Inc., a Delaware corporation, as amended. Filed as Exhibit 3.2 to the Company's Report of Form 10-KSB for the fiscal year ended December 31, 1997 and here incorporated by reference.

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