Form 10QSB
period 1998-09-30
DAKOTA TELECOMMUNICATIONS GROUP INC
filed 1998-11-16
CIK 1034119

===============================================================================
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

                                    OR

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _________

                      Commission File Number: 0-24121


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

There were 2,160,150 shares of Dakota Telecommunications Group, Inc. Common Stock, without par value, outstanding as of October 27, 1998.

Transitional Small Business Disclosure Format (check one): Yes ____  No __X__

===============================================================================

                   DAKOTA TELECOMMUNICATIONS GROUP, INC.


                                   INDEX

===============================================================================

PART I.  FINANCIAL INFORMATION                                       PAGE NO.

 Item 1.   FINANCIAL STATEMENTS

    DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

         Consolidated Balance Sheet -
          September 30, 1998 (Unaudited) and December 31, 1997. . . .    3

         Consolidated Statement of Operations -
          Three Months Ended September 30, 1998 and 1997 (Unaudited).    4

         Consolidated Statement of Operations -
          Nine Months Ended September 30, 1998 and 1997 (Unaudited) .    5

         Consolidated Statement of Cash Flows -
          Nine Months Ended September 30, 1998 and 1997 (Unaudited) .    6

         Notes to Consolidated Financial Statements (Unaudited) . . .    7


  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   12


PART II. OTHER INFORMATION

  Item 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .    29

  Item 2.  CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . .    29

  Item 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .    30

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . .    31


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    34

                      PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET
           SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997
===============================================================================

                                              ASSETS

                                                                      SEPTEMBER 30,         DECEMBER 31,
                                                                           1998                 1997
                                                                    -----------------     ----------------
CURRENT ASSETS:
   Cash and Cash Equivalents                                         $      1,705,383     $      4,297,938
   Temporary Cash Investments                                                 100,000              300,000
   Accounts Receivable, Less Allowance for
     Uncollectibles of $415,400 and $298,700                                3,749,093            4,216,025
   Income Taxes Receivable                                                     27,321               62,987
   Materials and Supplies                                                   1,883,839            1,109,226
   Prepaid Expenses                                                           427,297              275,567
                                                                     ----------------     ----------------
      Total Current Assets                                                  7,892,933           10,261,743
                                                                     ----------------     ----------------

INVESTMENTS AND OTHER ASSETS:
   Excess of Cost over Net Assets Acquired                                  5,661,715            4,869,096
   Other Intangible Assets                                                    781,836              809,843
   Other Investments                                                        1,524,024            2,037,571
   Deferred Charges                                                         1,506,636              653,373
                                                                     ----------------     ----------------
      Total Investments and Other Assets                                    9,474,211            8,369,883
                                                                     ----------------     ----------------
PROPERTY, PLANT AND EQUIPMENT, NET                                         26,304,230           25,408,266
                                                                     ----------------     ----------------
TOTAL ASSETS                                                         $     43,671,374     $     44,039,892
                                                                     ================     ================

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                                 $      1,430,000     $      1,390,000
   Notes Payable                                                            2,162,573            1,500,000
   Accounts Payable                                                         1,925,389            2,290,727

   Payable Under Floor Plan Arrangements                                      547,756              569,287
   Other Current Liabilities                                                1,341,233            1,171,772
                                                                     ----------------     ----------------
      Total Current Liabilities                                             7,406,951            6,921,786
                                                                     ----------------     ----------------
LONG-TERM DEBT                                                             30,793,121           29,200,469
                                                                     ----------------     ----------------
DEFERRED CREDITS                                                              161,051              113,565
                                                                     ----------------     ----------------

STOCKHOLDERS' EQUITY:
   Common Stock                                                            10,979,987            8,523,870
   Treasury Stock at Cost                                                     (12,325)             (12,325)
   Other Capital                                                            1,176,299            2,298,006
   Retained Earnings                                                       (5,833,710)          (2,005,479)
   Unearned Employee Stock Ownership                                       (1,000,000)          (1,000,000)
                                                                     ----------------     -----------------
      Total Stockholders' Equity                                            5,310,251            7,804,072
                                                                     ----------------     ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     43,671,374     $     44,039,892
                                                                     ================     ================




 The accompanying notes are an integral part of the consolidated financial statements.

           DAKOTA TELECOMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF OPERATIONS
              THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)
===============================================================================

                                                                            1998                1997
                                                                      ---------------      ---------------
REVENUES:
   Local Network                                                      $       424,577      $       309,401
   Network Access                                                           1,417,276              888,876
   Long Distance Network                                                      936,349              869,378
   Cable Television Service                                                   442,353              376,113
   Computer Network Service                                                 5,489,635                    -
   Internet Service                                                           463,126              296,064
   Wireless Telecommunications                                                259,691                    -
   Other                                                                       26,386               86,154
                                                                      ---------------      ---------------
      Total Operating Revenues                                              9,459,393            2,825,986
                                                                      ---------------      ---------------
COSTS AND EXPENSES:
   Plant Operations                                                         1,634,272            1,018,806
   Cost of Goods Sold                                                       4,425,144
   Depreciation and Amortization                                            1,156,948              820,124
   Customer                                                                   884,806              378,798
   General and Administrative                                               1,979,398            1,045,974
   Other Operating Expenses                                                   247,623              180,687
                                                                      ---------------      ---------------
      Total Operating Expenses                                             10,328,191            3,444,389
                                                                      ---------------      ---------------
OPERATING LOSS                                                               (868,798)            (618,403)
                                                                      ---------------      ---------------
OTHER INCOME AND (EXPENSES):
   Interest and Dividend Income                                                62,724               88,524
   Interest Expense                                                          (593,458)            (383,231)
                                                                      ---------------      ---------------
      Net Other Income and Expenses                                          (530,734)            (294,707)
                                                                      ---------------      ---------------

LOSS BEFORE INCOME TAXES                                                   (1,399,532)            (913,110)

INCOME TAX BENEFIT                                                              8,000              232,784
                                                                      ---------------      ---------------


NET LOSS                                                              $    (1,391,532)     $      (680,326)
                                                                      ===============      ===============

BASIC AND DILUTED LOSS PER SHARE                                      $         (0.52)     $         (0.69)
                                                                      ===============      ===============
   (Since 1997 Reorganization)





 The accompanying notes are an integral part of the consolidated financial statements.

           DAKOTA TELECOMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF OPERATIONS
               NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)
===============================================================================

                                                                            1998                1997
                                                                      ---------------      ---------------
REVENUES:
   Local Network                                                      $     1,248,714      $       924,903
   Network Access                                                           4,097,470            2,796,044
   Long Distance Network                                                    2,662,143            2,438,754
   Cable Television Service                                                 1,278,309            1,156,633
   Computer Network Service                                                13,008,166                    -
   Internet Service                                                         1,284,079              776,016
   Wireless Telecommunications                                                259,691                    -
   Other                                                                      383,904              348,317
                                                                      ---------------      ---------------
      Total Operating Revenues                                             24,222,476            8,440,667
                                                                      ---------------      ---------------
COSTS AND EXPENSES:
   Plant Operations                                                         4,449,232            2,672,679
   Cost of Goods Sold                                                      10,376,666                    -
   Depreciation and Amortization                                            3,313,164            2,379,769
   Customer                                                                 2,370,318              828,096
   General and Administrative                                               5,334,793            3,006,705
   Other Operating Expenses                                                   712,360              829,798
                                                                      ---------------      ---------------
      Total Operating Expenses                                             26,556,533            9,717,047
                                                                      ---------------      ---------------

OPERATING LOSS                                                             (2,334,057)          (1,276,380)
                                                                      ---------------      ---------------

OTHER INCOME AND (EXPENSES):
   Interest and Dividend Income                                               150,873              240,509
   Interest Expense                                                        (1,653,047)            (791,920)
                                                                      ---------------      ---------------
      Net Other Income and Expenses                                        (1,502,174)            (551,411)
                                                                      ---------------      ---------------

LOSS BEFORE INCOME TAXES                                                   (3,836,231)          (1,827,791)

INCOME TAX BENEFIT                                                              8,000              292,880
                                                                      ---------------      ---------------

NET LOSS                                                              $    (3,828,231)     $    (1,534,911)
                                                                      ===============      ===============

BASIC AND DILUTED LOSS PER SHARE                                      $         (1.42)     $         (1.56)
   (Since 1997 Reorganization)                                        ===============      ===============




 The accompanying notes are an integral part of the consolidated financial statements.

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS
               NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)
===============================================================================

                                                                             1998               1997
                                                                      -----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                            $     (3,828,231)    $   (1,534,911)
   Adjustments to Reconcile Net Loss to Net
      Cash Provided By (Used In) Operating Activities:
         Depreciation and Amortization                                        3,313,164          2,379,769
         Deposits                                                                     -            274,889
         Receivables                                                            547,988            313,141
         Income Taxes Receivable                                                 35,666            138,698
         Prepaids                                                              (149,066)           (77,100)
         Accounts Payable                                                      (394,934)           522,324
         Other Current Liabilities                                              105,388             98,033
         Deferred Credits                                                        47,486            (39,050)
         Other                                                                   38,201                  -
                                                                       ----------------    ---------------
            Net Cash (Used In) Provided By Operating Activities                (284,338)         2,075,793
                                                                       ----------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property, Plant and Equipment, Net                            (3,860,718)       (11,131,102)
   Materials and Supplies                                                      (703,170)          (689,547)
   Sale of Temporary Cash Investments                                           200,000            349,000
   Purchase of Other Investments                                                (18,121)        (1,250,637)
   Sale of Other Investment                                                     502,174                  -
   Acquisition, Net of Cash Acquired                                           (288,088)                 -
   Purchase of Other Intangible Assets                                          (19,326)           (81,759)
   Deferred Charges                                                            (861,970)              (883)
                                                                       ----------------    ---------------
      Net Cash Used In Investing Activities                                  (5,049,219)       (12,804,928)
                                                                       ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                                      (1,017,348)          (386,059)
   Proceeds from Issuance of Note Payable                                     5,723,248         11,686,551
   Principal Payments of Note Payable                                        (2,660,675)                 -
   Construction Contracts Payable                                               (38,633)           459,761
   Retirement of Patronage Capital                                                    -            (28,235)
   Other                                                                            593           (85,151)

   Issuance of Common Stock                                                     251,815                  -
   Increase in Deferred Income Taxes                                                  -           (238,000)
   Conversion of Warrants to Common Stock                                       482,002                  -
                                                                       ----------------    ---------------
      Net Cash Provided by Financing Activities                               2,741,002         11,408,867
                                                                       ----------------    ---------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                          (2,592,555)           679,732

CASH AND CASH EQUIVALENTS at Beginning of Year                                4,297,938          2,121,444
                                                                       ----------------    ---------------
CASH AND CASH EQUIVALENTS at End of Period                             $      1,705,383    $     2,801,176
                                                                       ================    ===============




 The accompanying notes are an integral part of the consolidated financial statements.

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
===============================================================================

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheets as of September 30, 1998 and December 31, 1997, statements of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

The Consolidated Financial Statements have been prepared in accordance with the requirements of Item 301(b) of Regulation S-B and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and accompanying notes for the years ended December 31, 1997 and 1996. The results of operations for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1998.


NOTE 2 - NOTES PAYABLE

The Company has a line of credit arrangement for $1.5 million with Rural Telephone Finance Cooperative ("RTFC") which expires in 2002. Interest is payable quarterly at variable monthly rates determined by RTFC with a cap at prime plus 1.5%. Any advances must be paid in full within 360 days of the advance and remain at a zero balance for at least five consecutive business days. A balance of $1,500,000 was outstanding as of September 30, 1998.

In October 1998, the Company's secured line of credit arrangement for $4 million with RTFC was increased to $6 million and expires January 1, 2000. Interest is payable quarterly at variable monthly rates based on the prevailing bank prime rate plus 1.5%. A balance of $2,400,000 was outstanding as of September 30, 1998.

The $800,000 line of credit with Norwest Bank which would have expired on April 1, 1999 was replaced by a new line of credit agreement with Norwest dated September 10, 1998 for a maximum of $2,000,000 at the prime rate plus one and one half percent expiring September 3, 2001, at which point it may be renewed on an annual basis thereafter. This line of credit is

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
===============================================================================

secured by essentially all of the assets of DTG DataNet, Inc., a wholly owned subsidiary of the Company. The amount outstanding at September 30, 1998 was $662,573.

NOTE 3 - PAYABLE UNDER FLOOR PLAN ARRANGEMENT

The Company's additional $500,000 credit limit for the floor plan arrangement with the IBM Credit Corporation expired August 31, 1998. The amount outstanding at September 30, 1998 on the original $350,000 agreement was $113,902. The Company also had $433,854 outstanding on another floor plan arrangement as of September 30, 1998.

NOTE 4 - INCOME TAXES

As of July 22, 1997, the income of the Company became taxable at the federal level. Prior to that date, the Company operated as a cooperative and had been granted tax exempt status under Section 501(c)12 of the Internal Revenue Code of 1986, as amended.

At September 30, 1998 and December 31, 1997, the Company had net deferred tax assets primarily as a result of the net operating losses. The full amount of the net deferred tax asset was offset by a valuation allowance due to uncertainties relating to the future utilization of these net operating losses. The tax benefit of $8,000 at September 30, 1998 is due to additional refunds receivable for net operating losses that can be applied against income in a prior year.

NOTE 5 - ACQUISITIONS

On July 1, 1998, the Company purchased the outstanding stock of Vantek Communications, Inc. and Van/Alert, Inc. in exchange for 48,000 shares of the Company's stock valued at $12.50 per share, long-term debt of $250,000 and $250,000 in cash. The debt is convertible into Company stock. The acquisition resulted in an excess of cost over net assets acquired of $1,046,919. This amount is being amortized over 15 years.

The long-term debt of $250,000 at 9% interest is payable in monthly installments of $5,190 until July 1, 2003.

NOTE 6 - CAPITAL STOCK

Former holders of common stock and capital credit accounts of Dakota Cooperative Telecommunications, Inc. (the "Cooperative") are entitled to

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
===============================================================================

receive shares of common stock of the Company, without any further consideration, upon receipt by the Company of properly executed transmittal documents in acceptable form. If all such persons had satisfied the conditions to receive shares at September 30, 1998 and December 31, 1997, a total of 395,376 and 847,302 additional shares of the Company's common stock, respectively, would have been issued and outstanding as of those dates. Other capital includes that amount of stockholders' equity that would have been included in common stock if those shares had been issued and outstanding at September 30, 1998 and December 31, 1997.

The Company approved an offering of 400,000 shares of common stock at a purchase price of $12.50 per share to existing shareholders and employees as of January 27, 1998. The offering expired on March 11, 1998 and 19,485 shares of common stock were issued.

At the annual meeting, the shareholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 5,000,000 to 10,000,000.


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                              1998                1997
                                                                         --------------      -------------
CASH PAID FOR:
    Interest                                                             $    1,569,349      $     791,920
    Income Taxes                                                                      -             18,883

NONCASH INVESTING AND FINANCING ACTIVITY:
    Acquisitions:
       Fair Value of Assets                                              $    1,252,941
       Liabilities                                                              110,771
                                                                         --------------
          Net Assets Acquired                                                 1,142,170
       Less Common Stock Issued for Acquisition                                 600,000
          Cash Acquired                                                           4,082
          Long-Term Debt Issued for Acquisition                                 250,000
                                                                         --------------
       Acquisition, Net of Cash Acquired                                 $      288,088
                                                                         ==============

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
===============================================================================

NOTE 8 - LOSS PER SHARE

Basic loss per share as of September 30, 1998 was based on the average number of shares of common stock outstanding during the period. The number of shares used in the calculation was 2,692,321 as of September 30, 1998.

Options, rights and warrants have not been considered in the computation of diluted loss per share since their effect would be anti-dilutive because of the net loss. If the 395,376 shares issuable at September 30, 1998 to former holders of Cooperative common stock and capital credit accounts upon satisfaction by such holders of conditions to issuance, which have not been issued as a result of the reorganization, were considered issued for the entire period, the loss per share would have been $1.24 for the nine months ended, and $.45 for the three months ended, September 30, 1998.


NOTE 9 - COMMITMENTS

The Company has made commitments to provide cable access television service to the cities of Luverne and Marshall, Minnesota and Canton, South Dakota. These cities have required that bonds and financial securities be provided to ensure performance by the Company. The Company has obtained $832,500 in irrevocable letters of credit to fully cover these requirements.


NOTE 10 - SUBSEQUENT EVENTS

On October 27, 1998, the Board of Directors approved an Agreement and Plan of Merger with McLeodUSA Incorporated, pursuant to which the Company will be merged with and into a wholly owned subsidiary of McLeodUSA Incorporated (the "Merger"). All of the stock of the Company and each right to receive one share of Company common stock will be exchanged for the right to receive .4328 shares of McLeodUSA Incorporated common stock. The maximum number of shares of McLeodUSA Incorporated common stock to be issued is 1,295,000. The Merger is subject to stockholder and regulatory approval. The Merger agreement requires the Company to pay McLeodUSA Incorporated a $2,500,000 penalty if alternative offers are pursued.

On April 24, 1998, the Company entered into a Merger Agreement to purchase the outstanding stock of Hurley Communications in exchange for stock, cash and notes valued at $180,000. The purchase was been approved by the FCC and was consummated on November 1, 1998.

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
===============================================================================

On October 27, 1998, the Company entered into a lease agreement of fiber optic cable facilities with McLeodUSA Incorporated. The lease is for twenty years. The entire lease fee of $5,000,000 for the twenty years has been paid in advance.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Management provides the following discussion as its analysis of the Company's financial condition and results of operations. This analysis should be read in conjunction with the separate consolidated financial statements of the Company and the notes thereto included in this report. References to the Company below include the Company and its wholly owned subsidiaries.

FORWARD-LOOKING STATEMENTS

     Except for any historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and should be read in conjunction with the Company's 1997 Annual Report on Form 10-KSB. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, economic, key employee, competitive, governmental, regulatory and technological factors affecting the Company's growth, operations, markets, products, services, licenses, the ability of the Company and its third party vendors to make their computer software Year 2000 compliant by the projected deadlines and on budgeted costs and other factors discussed in the Company's other filings with the Securities and Exchange Commission. These factors may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.
Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

     The Company is a competitive local exchange carrier ("CLEC") specializing in the design, construction and operation of broadband hybrid fiber optic communications systems for small communities in South Dakota and the surrounding states. The Company provides a full range of bundled products and services to its customers, including switched local dial tone and enhanced services, network access services, long distance telephone services, operator assisted calling services, telecommunications equipment sale and leasing services, cable television services, computer equipment sales, mobile radio, paging, Internet access and related services and computer and data networking products and services, using both wireline and wireless technologies.

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

     In July 1998, the Company, through a wholly owned subsidiary, merged with Vantek, Inc. and Van Alert, Inc. ("Vantek"), a regional specialized mobile radio and paging company in southeastern South Dakota. Vantek continues to operate as a wholly owned subsidiary of the Company under the name Dakota Wireless Systems, Inc. ("DWS"). On November 1, 1998 the Company, through DWS, acquired substantially all of the assets of Hurley Communications, a regional specialized mobile radio company and a cellular telephone agent serving an area complementary to that served by DWS.

     On October 27, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby the Company will be merged (the "Merger") with and into a wholly owned subsidiary of McLeodUSA Incorporated ("McLeodUSA"). The Merger is expected to be completed within three to six months, pending a number of issues including, but not limited to, approval by the Company's stockholders, FCC license transfers and other various
regulatory approvals.   In conjunction with the Merger Agreement the
Company and McLeodUSA entered into a 20-year dark fiber lease agreement with an aggregate value of $5,000,000 paid by McLeodUSA in advance on October 28, 1998. Revenues under this agreement will be reported on a deferred basis, resulting in additional revenues in 1998 of approximately $42,000 and approximately $250,000 per year for the remainder of the lease term.

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

During the first nine months of 1998, the Company incurred an additional $3.9 million in capital expenditures as well as purchased $703,000 of additional materials for its 1998 developments. The Company anticipates spending substantial additional funds for its continuing development programs. These expenditures have been, and future expenditures are anticipated to be, financed through substantial increases in the Company's long-term debt. These changes are expected to combine to result in substantially higher depreciation and interest expenses with corresponding reductions in the Company's net income. In addition, to implement its growth plans, the Company completed the acquisitions described above and increased its employee base from 34 employees at December 31, 1995 to 185 employees at September 30, 1998, resulting in additional increases in amortization expense and employee-related operating expenses. While the Company anticipates that its revenue base will continue to grow as it completes its new facilities and markets new services, the resultant higher expense levels from a combination of higher depreciation, amortization and interest expense, as well as additional employee expenses, will likely cause the Company to recognize and report net after-tax losses.

FINANCIAL CONDITION

     The implementation of the Company's reorganization plans has had a significant impact on the Company's balance sheet and financial condition. The following discussion reviews the material changes in the Company's balance sheet accounts.

     Cash and Cash Equivalents and Temporary Cash Investments decreased from $4,598,000 at December 31, 1997, to $1,805,000 at September 30, 1998,
a decrease of $2,793,000. The decrease was used for capital expenditures, investment in acquisitions and to fund operating expenses.

     Net Accounts Receivable decreased from $4,216,000 at December 31, 1997, to $3,749,000 at September 30, 1998, a decrease of $467,000. This decrease was primarily due to the payments of additional funds due to the Company from the National Exchange Carriers Association for final adjustments to the Company's access revenue requirements from its 1996 and 1997 telephone operation cost studies.

     Materials and Supplies inventories increased from $1,109,000 at December 31, 1997 to $1,884,000 at September 30, 1998, an increase of $775,000. Of the increase, $72,000 was a non-cash transaction related to the acquisition of Vantek. The balance of this increase represents additional materials on hand to be used in the Company's 1998 and 1999 development projects.

     Prepaid Expenses increased from $276,000 at December 31, 1997 to $427,000 at September 30, 1998, an increase of $151,000. This increase was due to an increase in prepaid insurance.

     Other Investments decreased from $2,038,000 at December 31, 1997 to $1,524,000 at September 30, 1998, a decrease of $514,000. This decrease was primarily due to a sale of a treasury bill by the Company during the first quarter of 1998.

     Deferred Charges increased from $653,000 at December 31, 1997 to $1,507,000 at September 30, 1998, an increase of $854,000, which was primarily related to software purchases and development for the Company's new billing system and construction project deposits.

     Current Liabilities increased from $6,922,000 at December 31, 1997 to $7,407,000, at September 30, 1998, a net increase of $485,000. The increase is primarily related to an increase in accrued liabilities for Company contributions to its Employee Stock Ownership Plan, which was adopted in December 1997.

     Long-Term Debt increased from $29,200,000 at December 31, 1997 to $30,793,000, at September 30, 1998, an increase of $1,593,000. This increase is the result of $2,400,000 in advances made under a $6,000,000 revolving credit line with the Rural Telephone Finance Cooperative ( the "RTFC"), offset by payments on existing Long-Term Debt. The advances were
used to fund the Company's 1998 construction projects.   See Notes 2 and 3
to the Consolidated Financial Statements.

     Total Stockholders' Equity decreased from $7,804,000 at December 31, 1997 to $5,310,000 at September 30, 1998, a decrease of approximately $2,494,000. This decrease was caused by the Company's operating losses of $3,828,000 during the first nine months of 1998 offset by additional equity raised by the Company from the exercise of outstanding warrants and the sale of stock to the Company's existing shareholders. See Note 6 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that it has adequate internal resources available to finance its current operating requirements. Net Cash Used In Operations was $284,000 in the first nine months of 1998. See the Consolidated Statement of Cash Flows included in the Company's Consolidated Financial Statements. As discussed above, the Company entered into a 20-year dark fiber lease agreement with McLeodUSA in October 1998 under which McLeodUSA made a one-time payment of $5 million. In addition, the Company maintains two lines of credit with the RTFC, a $1.5 million revolving credit line which was fully drawn at September 30, 1998 and a $6 million project development line of credit with the RTFC, $3.6 million of which was available as of September 30, 1998. Finally, the Company uses a combination of the floor plan financing arrangements and a $2,000,000 working capital line of credit to fund inventory holding costs in its

DataNet operation.  See Note 2 and 3 to the Consolidated Financial
Statements.

     The Company's 1999 expansion plans will require it to substantially expand its employee base beginning in November 1998, resulting in additional employee expenses which will likely cause the Company to experience negative monthly operating cash flows until its new development projects are completed and new subscribers are added in late 1999 and in the year 2000. In addition, the Company currently anticipates investing between $50 and $55 million in new capital expenditures in 1999 in connection with its new development projects. The Company currently plans to fund these requirements through a combination of additional equity and long-term project debt.

     The Company's primary long-term lender is the RTFC, which provided the funds for the Company's 1997 and 1998 construction projects. On July 17, 1998, the RTFC agreed to additional long-term financing in the amount of $35,263,128. This financing is contingent on the Company raising an additional $20 million in equity. Under the terms of the Merger Agreement with McLeodUSA, McLeodUSA is required to make a capital contribution to the Company of $20 million immediately following the completion of the Merger. The Company currently plans to use this equity to support the additional long-term debt financing from the RTFC, and to use the combination of these funds to finance its operations and capital expenditure program in 1999. While the Merger with McLeodUSA is expected to be completed within three to six months, it is subject to a number of conditions outside of the Company's control including, but not limited to, approval by the Company's stockholders, FCC license transfers and various other regulatory approvals. There can be no assurance that the Merger will be completed. If the Merger is not completed, the Company would be unable to finance its expansion plans and would likely stop its ongoing development activities and substantially reduce the size of its operations. In such an event, management believes that the Company's operations would return to positive operating cash flow within three months.

     As part of the Company's expansion program, the Company routinely enters into cable television franchise agreements with new communities. Some of these agreements require the Company to post performance and development bonds. As of September 30, 1998 the Company has secured performance and payment bonds and irrevocable letters of credit totaling $832,500 to various cities that have granted franchise agreements to the Company. Of this amount, $650,000 is secured by promissory notes between the Company and one of its lenders. In addition, the Company has had issued an additional $25,000 in performance bonds since the end of the third quarter. See Note 9 to the Consolidated Financial Statements. Prior to the start of construction in the various markets that have granted franchise agreements, the Company will be required to post an additional $1.6 million in construction bonds. As new franchise agreements are granted there will be corresponding increases in the bonding requirements of the Company. While the Company has not experienced any difficulty in posting these bonds in the past, absent the completion of the Merger with McLeodUSA or another transaction providing additional equity to the Company, there is no assurance that it will be able to continue to provide the financial resources to post additional bonds in the future.

RESULTS OF OPERATIONS

     The Company's reorganization plans have also significantly changed its results of operations, primarily due to the additional entities acquired by the Company in the mergers described above. As a result, the comparison of the financial results of the Company's present operations to its past operations should be carefully analyzed. The following discussion summarizes the Company's results of operations.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

     Total Operating Revenues increased from $2,826,000 during the third quarter of 1997 to $9,459,000 in the same period of 1998, an increase of $6,633,000, or approximately 235%. Of this increase, $5,490,000 reflects the addition of revenues from the Company's DataNet operations acquired in December 1997. An additional $259,000 of this increase represents revenues from the acquisition of DWS. Finally, $528,000 of this increase was the result of an increase in access revenues, discussed in more detail below. The balance reflects other internal growth in the Company's operations.

     Plant Operations expense increased from $1,019,000 during the third quarter of 1997 to $1,634,000 in the same period of 1998, an increase of $615,000, or approximately 60%. Approximately $20,000 of this increase was due to the additional costs and expenses from the operations of DataNet and DWS. Approximately $492,000 of this increase is related to increased access costs from the Company's long distance and Internet operations. The remaining increase is related primarily to the start-up and operational costs associated with the Company's competitive local exchange carrier operations in its new markets.

     Cost of Goods Sold, a new category of operating expense, was $4,425,000 in the third quarter of 1998, reflecting expenses associated with the Company's DataNet and DWS operations.

     Depreciation and Amortization expense increased from $820,000 in the third quarter of 1997 to $1,157,000 in the same period of 1998, an increase of $337,000 or approximately 41%. Approximately $89,000 of this increase was due to the amortization of the excess of cost over net assets acquired in the acquisition of DataNet and DWS, as well as the depreciation expense of assets used in these operations. The balance of this increase is due primarily to the depreciation of additional assets placed in service by the Company during 1997 and 1998 as part of its network expansion program.

     Customer operating expenses increased from $379,000 in the third quarter of 1997 to $885,000 in the same period of 1998, an increase of $506,000 or approximately 134%. Of this increase, $395,000 related to the customer service expenses associated with the DataNet operation. The remaining increase is primarily due to increased costs in the Company's competitive local exchange carrier operations in its new markets.

     Other costs and expenses, including General and Administrative and Other Operating Expenses, increased from $1,227,000 during the third quarter of 1997 to $2,227,000 in the same period of 1998, an increase of $1,000,000 or approximately 81%. Of this increase, $313,000 was related to expenses associated with the DataNet and DWS operations. The balance of this increase is primarily related to additional operating expenses associated with the development and implementation of the Company's competitive local exchange carrier expansion plans.

     Interest Expense increased from $383,000 for the third quarter of 1997 to $593,000 during the same period of 1998, an increase of $210,000, or approximately 55%. This increase is primarily due to the increase in long-term debt incurred by the Company to fund its 1997 and 1998 operations and capital expenditures.

     Basic loss per share for the third quarter of 1998, based on 2,692,321 average outstanding shares, was $0.52. This compares with a loss of $0.69 per share for the third quarter of 1997 on 985,216 average outstanding
shares.   See Note 8 to the Consolidated Financial Statements.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

     Total Operating Revenues increased from $8,441,000 during the first nine months of 1997 to $24,222,000 in the same period during 1998, an increase of $15,781,000, or approximately 187%. Of this increase, $13,440,000 reflects the addition of revenues from the Company's DataNet and DWS operations acquired in December 1997 and July 1998. Of this increase, $1,301,000 represents additional access revenues, discussed in more detail below. The balance reflects other internal growth in the Company's operations.

     Plant Operations expense increased from $2,673,000 during the first nine months of 1997 to $4,449,000 during the same period of 1998, an increase of $1,776,000, or approximately 66%. Approximately $62,000 of this increase was due to the additional costs and expenses associated with the operation of the DataNet and DWS operations. Approximately $1,398,000 is related to increased access costs from the Company's long distance and Internet operations. The remaining increase is related primarily to the start-up and operational costs associated with the Company's competitive local exchange carrier operations in its new markets.

     Cost of Goods Sold, a new category of operating expense, was $10,377,000 in the first nine months of 1998, reflecting expenses associated with the Company's DataNet and DWS operations.

     Depreciation and Amortization expense increased from $2,380,000 in the first nine months of 1997 to $3,313,000 in the same period of 1998, an increase of $933,000 or approximately 39%. Approximately $230,000 of this increase was due to the amortization of the excess of cost over net assets acquired in the acquisition of DataNet and DWS, as well as the depreciation expense of assets used in these operations. The balance of this increase was due primarily to the depreciation of additional assets placed in service by the Company during 1997 and in the first nine months of 1998 as part of its network expansion program.

     Customer operating expenses increased from $828,000 in the first nine months of 1997 to $2,370,000 in the same period of 1998, an increase of $1,542,000, or approximately 186%. Of this increase, $901,000 related to the customer service expenses associated with the DataNet and DWS operations. The remaining increase is primarily due to increased costs in the Company's competitive local exchange carrier operations in its new markets.

     Other costs and expenses, including General and Administrative and Other Operating Expenses, increased from $3,837,000 during the first nine months of 1997 to $6,047,000 in the same period of 1998, an increase of $2,210,000, or approximately 58%. Of these expenses, $90,951 in 1997 was due to the inclusion of one-time, nonrecurring charges associated with the conversion and merger of the Company into a publicly traded business corporation in 1997. Of these expenses, $57,000 in 1998 was due to the inclusion of one-time, nonrecurring charges associated with the registration and sale of stock to the Company's stockholders during the first quarter. See Note 6 to the Consolidated Financial Statements. Of the remaining $2,169,000 increase in other costs and expenses, approximately $796,000 was due to the additional costs and expenses from the operations of DataNet and DWS. The remaining increase is primarily due to increased costs in the Company's competitive local exchange carrier operations in its new markets.

     Interest Expense increased from $791,000 for the first nine months of 1997 to $1,653,000 during the same period in 1998, an increase of $862,000, or approximately 109%. This increase is primarily due to the increase in long-term debt incurred by the Company to fund its 1997 and 1998 capital expenditures.

     Basic loss per share for the first nine months of 1998, based on 2,692,321 outstanding shares, was $1.42. This compares with a loss of $1.56 per share for the first nine months of 1997 on 985,216 average outstanding
shares.   See Note 8 to the Consolidated Financial Statements.

ACCESS REVENUES

     Access revenues are the result of tariffs developed, filed and imposed by local exchange companies for allowing long distance carriers (generally referred to as interexchange carriers or "IXCs") to access their end user customers in the local exchange network. For small incumbent local exchange carriers ("ILECs") like the Company who are members of the National Exchange Carriers Association ("NECA"), access revenues are determined, in the case of interstate calls, according to rules issued by the FCC and administered by NECA and, in the case of intrastate calls, by state regulatory agencies. The entire access charge environment for small ILECs is subject to a complex and changing set of state and federal regulations, with some of the revenues directly billed to end users in the form of subscriber line fees and federal/state access charges, and some of the revenues coming directly from NECA. Current rules also result in different calculations of revenue requirements depending on (i) company size; (ii) whether a company is a Regional Bell Operating Company ("RBOC") or non-RBOC company; and (iii) whether a company is a rural or non-rural company.

     For NECA members like the Company, NECA acts as a pooling mechanism and imposes a uniform tariff on IXC's for NECA-member companies. NECA collects payments from IXCs and distributes settlement payments to its members based on a number of factors, including the allocated cost of providing service. A variety of factors, including increased subscriber counts, cultural and technological changes and rate reductions by IXCs, have resulted in a consistent pattern of increasing use of the nation's telephone network since 1984. This growth has produced higher revenues for NECA and increased settlements for its participating members, including the ILEC division of the Company. These increases, notwithstanding the increase in the Company's ILEC operating expenses, resulted in the increase
in the Company's access revenues.   The Company cannot ensure that future
changes in the rules, both for interstate and intrastate calls, will not adversely affect the calculated revenue requirement of, and the resulting revenues to, the Company.

     For CLECs, which include the Company's new competitive developments, there are varying rules between federal and state jurisdictions, and substantial uncertainty exists as to if and how the existing access charge environment (that has historically determined revenue requirements for ILECs) should apply to CLECs. The Company is aware that American Telephone and Telegraph ("AT&T") has requested the Federal Communications Commission ("FCC") to issue a declaratory ruling that IXCs may elect not to purchase switched access services offered under tariff by CLECs. AT&T claims that a substantial number of CLECs are attempting to impose switched access charges that are higher than those charged by ILECs in the areas where the CLECs operate. Comments on AT&T's request are due December 7, 1998, and reply comments are due December 22, 1998. The Company believes that it has, for its CLEC operations, based its filed access tariffs on appropriate, historical allocated cost data from its ILEC operations. The Company had only nominal CLEC access revenues in the comparable 1997 period. For 1998, the CLEC access revenue has increased in direct
proportion to its increase in the Company's CLEC customer base.   There can
be no assurance that future changes in the rules, both for interstate and intrastate calls, either as a result of the AT&T petition or otherwise, will not adversely affect the calculated revenue requirement, and the resulting revenues to the Company from its CLEC operations.

INCOME TAXES

     The Company historically operated as a stock cooperative and was granted tax-exempt status under Section 501(c)(12) of the Internal Revenue Code of 1986, as amended. Accordingly, income tax expense was related only to certain ancillary operations, such as the Company's cable television operations. Beginning with the Company's conversion from a cooperative to a Delaware business corporation in July 1997, all of the Company's operations became taxable. However, because of the Company's consolidated net losses, the Company has accumulated income tax loss carryovers. See
Note 4 to the Consolidated Financial Statements for a full discussion of the Company's income tax issues.

EFFECTS OF INFLATION

     The Company is subject the effects of inflation upon its operating costs. The Company's local exchange telephone operations are subject to the jurisdiction of the South Dakota Public Utilities Commission with respect to a variety of matters, including rates for intrastate access services and the conditions and quality of service. Rates for local telephone service are not established directly by regulatory authorities, but their authority over other matters may limit the Company's ability to implement rate increases. In addition, the regulatory process inherently restricts the ILEC division of the Company's operations the ability to immediately pass cost increases along to customers, unless the cost increases are anticipated and the rate increases are implemented prospectively. The CLEC and other non-ILEC divisions of the Company are subject to competitive pressures, which may limit the Company's ability to pass through inflation related costs to its non-captive customer base.

     All of the Company's long-term debt from the RTFC bears interest on a floating rate set by the RTFC on a monthly basis. This variable rate was 6.65% at September 30, 1998. Effective November 1, 1998, the RTFC decreased the interest rate on all obligations with them by 0.55% The Company has the option to fix the interest rate on all or a portion of these loans on a quarterly basis. Should inflation rates significantly exceed the Company's expectations, interest rates could increase and the Company's debt service expenses could increase beyond acceptable limits or make the RTFC or any other lender unwilling to extend additional credit to the Company.

COMPETITION

     In February 1996, President Clinton signed into law the 1996 Telecommunications Act (the "1996 Act"). The new law represents the biggest change in the rules governing local telephone service since Congress imposed federal regulation and established the FCC in 1934. Under the 1996 Act, the monopoly on local service enjoyed by LECs is eliminated and LECs must allow competitors access to their local network facilities. The Company does not know to what extent it will be subject to local competition in the markets it serves under the new rules. The final results of the changes made by the new law will not be known for some time until new rulemaking by the FCC and state regulatory agencies has been completed. The Company is monitoring developments regarding the new regulatory climate closely and expects its operations may be materially affected by the new rules, but the Company cannot predict what effect the new rules will have on its business.

     The Company is presently the only provider of local telephone service in its historical nine local communities and directly competes with each ILEC in the new communities it is developing. Technological developments in competing technologies, such as cellular telephone, digital microwave, coaxial cable, fiber optics and other wireless and wired technologies, may result in new forms of competition to the Company's landline services. The Company and many other members of the local exchange carrier industry are seeking to maintain a strong, universally affordable public telecommunications network through policies and programs that are sensitive to the needs of small communities and rural areas served by the Company. However, there is no assurance that the Company will be able to continue to do so in the future.

     All of the Company's cable television franchises are non-exclusive.
In addition to competition from off-air television, other technologies also supply services provided by cable television. These include low power television stations, multi-point distribution systems, over-the-air subscription television and direct broadcast satellites. The Company believes that cable television presently offers a wider variety of programming at a lower cost than any competing technology. However, the Company is unable to predict the effect current or developing sources of competition may have on its cable business.

     The Company's unregulated Internet, long distance, operator services and computer network services businesses are subject to intense competition from many different companies, many of which have substantially greater resources than the Company.

YEAR 2000 READINESS DISCLOSURE

AN INTRODUCTION TO THE YEAR 2000 PROBLEM

     The Company is highly dependent upon advanced computer systems and specialized software for the conduct of its business. These systems include switching and network operations, billing and customer care, accounting and reporting and Internet operating systems, as well as a wide assortment of personal computer productivity software. In 1997, as part of its reorganization plan, the Company installed new accounting and reporting systems and began the installation of a new billing and customer service system, currently scheduled for completion in 1999. It also rebuilt its Internet operating systems and installed a new switching platform and software system.

     As part of its systems replacement process, the Company addressed an issue that is facing all users of automated information systems. The issue is that many computer systems that process date sensitive information based on two digits representing the year of the event may recognize a date using "00" as the year 1900 rather than the year 2000. The inability to correctly recognize "00" as the year 2000 could affect a wide variety of automated information systems, such as mainframe applications, invoicing and receivables tracking systems, event scheduling systems, personal computers and telecommunication systems, in the form of software failure, errors or miscalculations.

     The discussion below describes the Company's efforts to address this problem. Readers are cautioned not to place undue reliance on the following forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify these forward-looking statements, whether as a result of new information, future events or otherwise.

YEAR 2000 COMPLIANCE PROGRAM

     It is difficult to predict with certainty what will happen to the Company's operations when the year 2000 date is triggered. While the Company has received written certifications from its vendors that its new software systems are year 2000 compliant, given the complexity of the specialized software used by the Company and the relative newness of the year 2000 problem, there can be no assurance that unanticipated operating problems will not occur in the Company's systems. Further, like all telecommunications companies, the Company relies on the continuing operations of other telecommunications companies to provide worldwide communications services. The Company must be concerned not only with its own internal systems, but also with the inter-related systems of many other companies over which it exercises no control. Given these circumstances, the Company believes that it is likely that certain of its services will be adversely affected by this problem, although the extent and impact of these service disruptions are virtually impossible to estimate at this time.

     In an attempt to minimize the disruption to the extent possible, the Company has formed a Year 2000 Oversight Committee (the "Committee") with the full authority to establish methodologies, recommend expenditures, and to marshal additional resources as necessary to address the year 2000 problem. The Committee has the full support of senior management and includes high-level representation from many of the Company's major internal business functions. The Committee is responsible for researching, planning, executing, implementing and completing the year 2000 compliance goals of the Company. The systems being evaluated by the Committee include
the Company's telecommunications network   (the "Network"), which processes
voice and data information relating to its communications operations, Information Technology ("IT") internal business systems, which include certain operational, financial and administrative functions, and non-information technology ("Non-IT") systems, which include certain systems that use embedded micro controllers in their operation. As of the date of this report and as discussed in more detail below, the Committee's assessment of the Company's year 2000 issues is not yet complete and is not expected to be completed until next year.

     In developing its year 2000 readiness plan, the Company has developed and uses the following definitions:

     "Education" means quantifying the awareness that Company employees have regarding the year 2000 issue, including understanding of the year 2000 problem, what it means to be year 2000 compliant, understanding known problems on respective platforms, recommended solutions, and how to create year 2000 compliant products. Education also includes the full participation in and cooperation with year 2000 activities as needed to achieve year 2000 compliance within the Company.

     "Survey" means identifying the components, their vendors and/or manufacturers with point of contact, address and phone, software version, hardware model number, quantity and number of licenses for all hardware (mainframe, mid-range servers, connectivity equipment, personal computers, printers, facilities, environmental systems such as heating, cooling, power, and security, etc.), software applications, software products (files, databases, spreadsheets, etc.), electronic data interfaces (including third party software and hardware).

     "Business Critical/Y2K Critical" means the percentage of all of the components in inventory which have been rated as "high," "medium," or "low" for the following two questions: "How critical is this component to the continued operation the business?" and "What level of year 2000 impact is there on the component?".

     "Cost Assessment" means the percentage of the components for which the cost of making the component year 2000 compliant has been estimated.

     "Date Assessment" means the percentage of all components in the Company's inventory for which a date has been estimated for fixing, testing and implementation if such components are not year 2000 compliant or if compliance is unknown.

     "Corrections" means that percentage of the total number of inventory components that are not year 2000 compliant and require correction/remediation to become compliant and which have been corrected.

     "Replacement" means that percentage of the total number of inventory components that are not year 2000 compliant and require replacement to become year 2000 compliant, which have been replaced to date.

     "Testing and Verification" means that percentage of the total number of inventory components that require testing and verification by the vendor and the user(s), which have been tested and verified to date.

     "Implementation" means that percentage of the total number of components that must be corrected or replaced to achieve year 2000 compliance and which have been implemented into production status to date.

     Based on these definitions, the following are the Company's current estimates of its state of year 2000 readiness and target completion dates by service types:

INCUMBENT LOCAL EXCHANGE CARRIER OPERATIONS (INCLUDING NON-IT COMPONENTS)

Education--50% complete; target completion 4th quarter 1998.
Survey--25% complete; target completion 1st quarter 1999.
Business Critical/Y2K Critical--0% complete; target completion 1st quarter
1999.
Cost Assessment--0% complete; target completion 1st quarter 1999
Date Assessment--0% complete; target completion 1st quarter 1999.
Corrections--0% complete; target completion 2nd quarter 1999.
Replacement--0% complete; target completion 2nd quarter 1999.
Testing and Verification--0% complete; target completion 2nd quarter 1999. Implementation--0% complete; target completion 3rd quarter 1999.

COMPETITIVE LOCAL EXCHANGE CARRIER OPERATIONS (INCLUDING NON-IT COMPONENTS)

Education--75% complete; target completion 4th quarter 1998.
Survey--25% complete; target completion 1st quarter 1999.

Business Critical/Y2K Critical--0% complete; target completion 1st quarter
1999.
Cost Assessment--0% complete; target completion 1st quarter 1999.
Date Assessment--0% complete; target completion 1st quarter 1999.
Corrections--0% complete; target completion 2nd quarter 1999.
Replacement--0% complete; target completion 2nd quarter 1999.
Testing and Verification--0% complete; target completion 2nd quarter 1999. Implementation--0% complete; target completion 3rd quarter 1999.

WIRELESS OPERATIONS (INCLUDING NON-IT COMPONENTS)

Education--0% complete; target completion 4th quarter 1998.
Survey--25% complete; target completion 1st quarter 1999.
Business Critical/Y2K Critical--0% complete; target completion 1st quarter
1999.
Cost Assessment--0% complete; target completion 1st quarter 1999.
Date Assessment--0% complete; target completion 1st quarter 1999.
Corrections--0% complete; target completion 2nd quarter 1999.
Replacement--0% complete; target completion 2nd quarter 1999.
Testing and Verification--0% complete; target completion 2nd quarter 1999. Implementation--0% complete; target completion 3rd quarter 1999

DATANET OPERATIONS (INCLUDING NON-IT COMPONENTS)

Education--50% complete; target completion 4th quarter 1998.
Survey--50% complete; target completion 1st quarter 1999.
Business Critical/Y2K Critical--50% complete; target completion 1st quarter
1999.
Cost Assessment--0% complete; target completion 1st quarter 1999.
Date Assessment--0% complete; target completion 1st quarter 1999.
Corrections--0% complete; target completion 2nd quarter 1999.
Replacement--0% complete; target completion 2nd quarter 1999.
Testing and Verification--50% complete; target completion 2nd quarter 1999. Implementation--0% complete; target completion 3rd quarter 1999.

COMPANY INFORMATION TECHNOLOGY SYSTEMS

Education--50% complete; target completion 4th quarter 1998.
Survey--50% complete; target completion 1st quarter 1999.
Business Critical/Y2K Critical--50% complete; target completion 1st quarter
1999.
Cost Assessment--0% complete; target completion 1st quarter 1999.
Date Assessment--0% complete; target completion 1st quarter 1999.
Corrections--0% complete; target completion 2nd quarter 1999.
Replacement--0% complete; target completion 2nd quarter 1999.
Testing and Verification--50% complete; target completion 2nd quarter 1999. Implementation--0% complete; target completion 3rd quarter 1999.

CABLE TELEVISION OPERATIONS (INCLUDING NON-IT COMPONENTS)

Education--50% complete; target completion 4th quarter 1998.
Survey--25% complete; target completion 1st quarter 1999.
Business Critical/Y2K Critical--0% complete; target completion 1st quarter
1999.
Cost Assessment--0% complete; target completion 1st quarter 1999.
Date Assessment--0% complete; target completion 1st quarter 1999.
Corrections--0% complete; target completion 2nd quarter 1999.
Replacement--0% complete; target completion 2nd quarter 1999.
Testing and Verification--0% complete; target completion 2nd quarter 1999. Implementation--0% complete; target completion 3rd quarter 1999.

INTERNET OPERATIONS (INCLUDING NON-IT COMPONENTS)

Education--50% complete; target completion 4th quarter 1998.
Survey--50% complete; target completion 1st quarter 1999.
Business Critical/Y2K Critical--50% complete; target completion 1st quarter
1999.
Cost Assessment--0% complete; target completion 1st quarter 1999.
Date Assessment--0% complete; target completion 1st quarter 1999.
Corrections--0% complete; target completion 2nd quarter 1999.
Replacement--0% complete; target completion 2nd quarter 1999.
Testing and Verification--0% complete; target completion 2nd quarter 1999. Implementation--0% complete; target completion 3rd quarter 1999.

     A component of assessing the Company's ILEC, CLEC and cable networks includes an assessment and survey of year 2000 readiness of key business partners. The network relies significantly on the provisioning and switching capabilities of the other ILECs and IXCs in those markets in which the Company provides services. The Company has not received certification from these carriers indicating that they are year 2000 compliant, but has been notified that some of the carriers have initiated programs to mitigate their year 2000 issues in 1999. However, there can be no assurance that the systems of the carriers will become year 2000 compliant before January 1, 2000.

YEAR 2000 READINESS COSTS

     To date, the Company's primary costs for its year 2000 compliance program are employee costs associated with the Company's internal management information systems employees and other personnel, which the Company expenses as part of its General and Administrative Expense. Such costs to date have not been material. The Company currently estimates that the total cost to make the Company's internal systems year 2000 compliant is approximately $250,000, most of which will be expensed by the Company as the costs are incurred.

CONTINGENCY PLANS

     The Company believes that the design of its network and support systems could provide the Company with certain operating contingencies in the event material external systems fail. The Company's major network operating facilities and systems are backed up with auxiliary power generators capable of operating all equipment and systems for indeterminate periods should power supplies fail. Certain ancillary systems are backed up by emergency battery systems. In addition, contingency plans are currently being developed to address other problem areas. Because of the inability of the Company's contingency plans to eliminate the negative impact that disruptions in other carriers' services would create, there can be no assurance that the Company will not experience disruptions in its services.

     The Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its internal systems. However, given the current uncertainty about the possible extent of the year 2000 problem, management cannot provide assurance that these efforts will be successful or that the remediation costs will not be materially different from the Company's current estimates. At worst case, failure by the Company or by certain of its interconnected service providers or software vendors to remediate year 2000 compliance issues could result in the disruption of the Company's operations, possibly impacting operation of the network and the Company's ability to bill or collect revenues. A prolonged network outage could have a material adverse effect on the Company's results of operations, cash flows, and could possibly affect its ability to service its indebtedness.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This pronouncement, effective for calendar year 1998 financial statements, requires reporting segment information consistent with the way executive management of an entity disaggregates its operations internally to assess performance and make decisions regarding resource allocations. Among information to be disclosed, SFAS 131 requires an entity to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS 131 also requires reconciliations of total segment revenues, total segment profit or loss and total segment assets to the corresponding amounts shown in the entity's consolidated financial statements. The Company expects that the adoption of SFAS 131 will require the Company to discontinue reporting segments currently disclosed in its annual consolidated financial statements due to the increasing convergence of its computer, telephone and cable television businesses.

     In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments, and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

     The Company does not expect the impact of the adoption of SFAS 133 to be material on the Company's results of operations as the Company does not currently hold any derivative instruments or engage in hedging activities.

     No other recently issued accounting pronouncements are expected to have a significant effect on future financial statements.

                        PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     There are no pending environmental or legal issues that the Company believes will have a significant effect on either the operational of financial condition of the Company. The incumbent cable provider in Marshall, Minnesota, Bresnan Communications ("Bresnan"), filed an appeal with the Minnesota Court of Appeals (File No. C8-98-1139) on June 26, 1998, of the grant of a competitive franchise by the City of Marshall to the Company. The parties to the appeal are Bresnan, the City of Marshall, and the Company. The appeal seeks to have the appellate court reverse the decision granting the franchise. In addition, on June 26, 1998, Bresnan filed an action in state court (Fifth Judicial Circuit) directly against the City of Marshall alleging a failure to provide certain requested information and a violation of the open meeting laws by the Marshall Municipal Utilities Commission and the City in the consideration of the grant of the franchise to the Company. Bresnan alleges that this conduct has so tainted the granting of the franchise that the court should find the franchise to be void. The Company is not a party to this lawsuit, but will continue to monitor its progress. The Company believes there is no factual basis for the allegations in the complaint. The Company believes that neither legal action is meritorious. Because the Company is a party to the appeal, it will file briefs and orally argue its position before the appellate court. However, in light of the possible negative outcomes to either of these actions, the Company has suspended further work in the Marshall area. Construction efforts and funds intended for Marshall equipment have been shifted to other areas where the Company has been awarded franchises. If Bresnan is successful in either action, the financial impact on the Company for work already completed would not be material and would not have a negative effect on future periods.

     In addition, on October 1, 1998, Bresnan filed an action in the District Court of the State of Minnesota (Fifth District) against the Company alleging, among other things, defamation and disparagement of Bresnan's business. The action is based on the publication of a letter by the Company in the MARSHALL INDEPENDENT newspaper. Bresnan seeks damages in an amount in excess of $50,000, together with interest and attorney's fees. The Company believes it has meritorious defenses and plans to vigorously defend this action.


Item 2.  CHANGES IN SECURITIES

     On July 1, 1998, the Company issued 48,000 shares of the Company's common stock to Lemar Van Heuveln, Norma Van Heuveln and Karen Boersma Leisinger in connection with the acquisition of Vantek Communications, Inc. and Van Alert, Inc. The Company relied upon, among others, the exemption under Section 4(2) of the Securities Act of 1933.

Item 5.  OTHER INFORMATION

     All information with respect to year 2000 issues provided by the Company in this Quarterly Report and in other reports and materials previously filed with the Securities and Exchange Commission (the "Commission"), as set forth on Exhibit 99.5 to this Quarterly Report, are "Year 2000 Readiness Disclosures" under the Year 2000 Information and Readiness Disclosure Act.

     The Bylaws of the Company provide that no matter submitted by a stockholder may be presented for stockholder action at an annual or special meeting of stockholders unless written notice of the matter is delivered to the Company before a designated deadline prior to the applicable meeting of stockholders. The deadline for submitting stockholder proposals for consideration at the next annual meeting of stockholders is November 26, 1998.

     On October 27, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with McLeodUSA Incorporated ("McLeodUSA") and West Group Acquisition Co., a wholly owned subsidiary of McLeodUSA ("MergerSub"). The Merger Agreement was previously filed as Exhibit 2.1 to the Form 8-K filed with the Commission on November 10, 1998 and is incorporated herein by reference.

     Pursuant to the terms of the Merger Agreement, MergerSub will be merged (the "Merger") with and into the Company and the Company will become
a wholly owned subsidiary of McLeodUSA.   As a result of the Merger, each
share of the Company's common stock will be converted into the right to receive 0.4328 of a share of McLeodUSA's Class A common stock (the "Exchange Ratio"). The maximum number of shares of McLeodUSA's Class A common stock issuable pursuant to the Merger (assuming the exercise of all outstanding options to purchase the Company's common stock) is expected to be approximately 1,295,000 shares. In addition, under the terms of the Merger Agreement, each option to purchase the Company's common stock will become or be replaced by an option to purchase a number of shares of McLeodUSA's Class A common stock equal to the number of shares of the Company's common stock that could have been purchased (assuming full vesting) under the stock option multiplied by the Exchange Ratio.
McLeodUSA has agreed to register under the Securities Act of 1933 the shares of its Class A common stock to be issued in the Merger.

          Consummation of the Merger is subject to the satisfaction of certain conditions, including (i) approval of the Merger Agreement and the Merger by the stockholders of the Company, (ii) effectiveness of the registration statement registering the shares of McLeodUSA's Class A common stock to be issued in the Merger, (iii) compliance with all applicable provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the expiration of all applicable waiting periods thereunder, (iv) receipt of required regulatory approvals and (v) certain other customary conditions. Each director and certain executive officers of the Company have entered into Voting Agreements pursuant to which, among other things, they have agreed to vote their shares of common stock of the Company in favor of the Merger Agreement and the Merger at a meeting of the stockholders of the Company. The forms of Voting Agreement were previously filed as Exhibits 99.1 and 99.2 to the Form 8-K filed with the Commission on November 10, 1998 and are incorporated herein by reference. The form of Voting Agreement of Craig A. Anderson, the President, Chief Financial Officer and Treasurer of the Company, was filed as Exhibit 99.3 to the Form 8-K filed with the Commission on November 10, 1998 and is incorporated herein by reference.

     A copy of the press release, dated October 28, 1998, issued by McLeodUSA and the Company regarding the transaction described above was previously filed as Exhibit 99.4 to the Form 8-K filed with the Commission on November 10, 1998 and is incorporated herein by reference.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS. The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                        DOCUMENT


 2.1 Agreement and Plan of Merger dated as of October 27, 1998 by and among Dakota Telecommunications Group, Inc., McLeodUSA
      Incorporated and West Group Acquisition Co.  Filed as
      Exhibit 2.1 to the Company's Form 8-K filed with the Commission on November 10, 1998 and here incorporated by reference.

 3.1 Certificate of Incorporation of Dakota Telecommunications Group, Inc., a Delaware corporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 and here incorporated by reference.

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

 4.10 Dakota Telecom, Inc. Loan Agreement with Rural Telephone
      Finance Cooperative dated January 29, 1996.  Filed as
      Exhibit 4.34 to the S-4 Registration Statement and here incorporated by reference.

 4.11 Dakota Cooperative Telecommunications, Inc. and Dakota Telecom, Inc. Loan Agreement with Rural Telephone Finance Cooperative dated June 24, 1997. Filed as an exhibit to the Registrant's Report on Form 10-QSB for the quarter ended June 30, 1997 and here incorporated by reference.

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

 4.14 The Company has several classes of long-term debt instruments outstanding in addition to those described in Exhibits 4.11 through 4.14. The amount of these classes of debt outstanding on September 30, 1998, does not exceed 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

   27 Financial Data Schedule.

 99.1 Form of Voting Agreement of directors of Dakota
      Telecommunications Group, Inc. Filed as Exhibit 99.1 to the Company's Form 8-K filed with the Commission on November 10, 1998 and here incorporated by reference.

 99.2 Form of Voting Agreement of certain executive officers of Dakota Telecommunications Group, Inc. who are not also directors.
      Filed as Exhibit 99.2 to the Company's Form 8-K filed with the Commission on November 10, 1998 and here incorporated by reference.

 99.3 Form of Voting Agreement of Craig A. Anderson. Filed as Exhibit 99.3 to the Company's Form 8-K filed with the Commission on November 10, 1998 and here incorporated by reference.

 99.4 Press Release of McLeodUSA Incorporated and Dakota Telecommunications Group, Inc. dated October 28, 1998 announcing signing of Merger Agreement. Filed as Exhibit
      99.4 to the Company's Form 8-K filed with the Commission on November 10, 1998 and here incorporated by reference.

 99.5 Prior Year 2000 Readiness Disclosures

    (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter covered by this Report.

                               SIGNATURES

         In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DAKOTA TELECOMMUNICATIONS
                                    GROUP, INC.



Date: November 16, 1998           By /S/ THOMAS W. HERTZ
                                  Thomas W. Hertz
                                  Chairman and Chief Executive Officer


Date: November 16, 1998           By  /S/ CRAIG A. ANDERSON
                                  Craig A. Anderson
                                  President and Chief Financial Officer
                                  (Principal Financial and
                                     Accounting Officer)

                               EXHIBIT INDEX

EXHIBIT
NUMBER                       DOCUMENT

 2.1 Agreement and Plan of Merger dated as of October 27, 1998 by and among Dakota Telecommunications Group, Inc., McLeodUSA
      Incorporated and West Group Acquisition Co.  Filed as
      Exhibit 2.1 to the Company's Form 8-K filed with the Commission on November 10, 1998 and here incorporated by reference.

 3.1 Certificate of Incorporation of Dakota Telecommunications Group, Inc., a Delaware corporation, as amended. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 and here incorporated by reference.

 3.2 Bylaws of Dakota Telecommunications Group, Inc., a Delaware corporation, as amended.

 4.1  Certificate of Incorporation of Dakota Telecommunications
      Group, Inc., a Delaware corporation, as amended.  See
      Exhibit 3.1 above.

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

 4.10 Dakota Telecom, Inc. Loan Agreement with Rural Telephone
      Finance Cooperative dated January 29, 1996.  Filed as
      Exhibit 4.34 to the S-4 Registration Statement and here incorporated by reference.

 4.11 Dakota Cooperative Telecommunications, Inc. and Dakota Telecom, Inc. Loan Agreement with Rural Telephone Finance Cooperative dated June 24, 1997. Filed as an exhibit to the Registrant's Report on Form 10-QSB for the quarter ended June 30, 1997 and here incorporated by reference.

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

 4.14 The Company has several classes of long-term debt instruments outstanding in addition to those described in Exhibits 4.11 through 4.14. The amount of these classes of debt outstanding on September 30, 1998, does not exceed 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

   27 Financial Data Schedule.

 99.1 Form of Voting Agreement of directors of Dakota
      Telecommunications Group, Inc. Filed as Exhibit 99.1 to the Company's Form 8-K filed with the Commission on November 10, 1998 and here incorporated by reference.

 99.2 Form of Voting Agreement of certain executive officers of Dakota Telecommunications Group, Inc. who are not also directors. Filed as Exhibit 99.2 to the Company's Form 8-K filed with the Commission on November 10, 1998 and here incorporated by reference.

 99.3 Form of Voting Agreement of Craig A. Anderson.  Filed as
      Exhibit 99.3 to the Company's Form 8-K filed with the Commission on November 10, 1998 and here incorporated by reference.

 99.4 Press Release of McLeodUSA Incorporated and Dakota Telecommunications Group, Inc. dated October 28, 1998 announcing signing of Merger Agreement. Filed as Exhibit
      99.4 to the Company's Form 8-K filed with the Commission on November 10, 1998 and here incorporated by reference.

 99.5 Prior Year 2000 Readiness Disclosures