Form 10QSB/A
period 1998-09-30
DAKOTA TELECOMMUNICATIONS GROUP INC
filed 1999-01-20
CIK 1034119

===============================================================================
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               FORM 10-QSB/A
                             (Amendment No. 1)

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

PART I.  FINANCIAL INFORMATION                                       PAGE NO.

 Item 1.   FINANCIAL STATEMENTS

    DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

         Consolidated Balance Sheet -
          September 30, 1998 (Unaudited) and December 31, 1997. . . .    3

         Consolidated Statement of Operations -
          Three Months Ended September 30, 1998 and 1997 (Unaudited).    4

         Consolidated Statement of Operations -
          Nine Months Ended September 30, 1998 and 1997 (Unaudited) .    5

         Consolidated Statement of Cash Flows -
          Nine Months Ended September 30, 1998 and 1997 (Unaudited) .    6

         Notes to Consolidated Financial Statements (Unaudited) . . .    7


  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   12


PART II. OTHER INFORMATION

  Item 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .    28

  Item 2.  CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . .    28

  Item 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .    29

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . .    30


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    33

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

           DAKOTA TELECOMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF OPERATIONS
              THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)
===============================================================================


                                                                            1998                1997
                                                                      ---------------      ---------------
REVENUES:
   Local Network                                                      $       424,577      $       309,401
   Network Access                                                           1,417,276              888,876
   Long Distance Network                                                      936,349              869,378
   Cable Television Service                                                   442,353              376,113
   Computer Network Service                                                 5,489,635                    -
   Internet Service                                                           463,126              296,064
   Wireless Telecommunications                                                259,691                    -
   Other                                                                       26,386               86,154
                                                                      ---------------      ---------------
      Total Operating Revenues                                              9,459,393            2,825,986
                                                                      ---------------      ---------------
COSTS AND EXPENSES:
   Plant Operations                                                         1,634,272            1,018,806
   Cost of Goods Sold                                                       4,425,144
   Depreciation and Amortization                                            1,156,948              820,124
   Customer                                                                   884,806              378,798
   General and Administrative                                               1,979,398            1,045,974
   Other Operating Expenses                                                   247,623              180,687
                                                                      ---------------      ---------------
      Total Operating Expenses                                             10,328,191            3,444,389
                                                                      ---------------      ---------------
OPERATING LOSS                                                               (868,798)            (618,403)
                                                                      ---------------      ---------------
OTHER INCOME AND (EXPENSES):
   Interest and Dividend Income                                                62,724               88,524
   Interest Expense                                                          (593,458)            (383,231)
                                                                      ---------------      ---------------
      Net Other Income and Expenses                                          (530,734)            (294,707)
                                                                      ---------------      ---------------

LOSS BEFORE INCOME TAXES                                                   (1,399,532)            (913,110)

INCOME TAX BENEFIT                                                              8,000              232,784
                                                                      ---------------      ---------------

NET LOSS                                                              $    (1,391,532)     $      (680,326)
                                                                      ===============      ===============

BASIC AND DILUTED LOSS PER SHARE                                      $         (0.65)     $            --
                                                                      ===============      ===============
   (Since 1997 Reorganization)





 The accompanying notes are an integral part of the consolidated financial statements.

           DAKOTA TELECOMMUNICATIONS GROUP INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF OPERATIONS
               NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)
===============================================================================


                                                                            1998                1997
                                                                      ---------------      ---------------
REVENUES:
   Local Network                                                      $     1,248,714      $       924,903
   Network Access                                                           4,097,470            2,796,044
   Long Distance Network                                                    2,662,143            2,438,754
   Cable Television Service                                                 1,278,309            1,156,633
   Computer Network Service                                                13,008,166                    -
   Internet Service                                                         1,284,079              776,016
   Wireless Telecommunications                                                259,691                    -
   Other                                                                      383,904              348,317
                                                                      ---------------      ---------------
      Total Operating Revenues                                             24,222,476            8,440,667
                                                                      ---------------      ---------------
COSTS AND EXPENSES:
   Plant Operations                                                         4,449,232            2,672,679
   Cost of Goods Sold                                                      10,376,666                    -
   Depreciation and Amortization                                            3,313,164            2,379,769
   Customer                                                                 2,370,318              828,096
   General and Administrative                                               5,334,793            3,006,705
   Other Operating Expenses                                                   712,360              829,798
                                                                      ---------------      ---------------
      Total Operating Expenses                                             26,556,533            9,717,047
                                                                      ---------------      ---------------

OPERATING LOSS                                                             (2,334,057)          (1,276,380)
                                                                      ---------------      ---------------

OTHER INCOME AND (EXPENSES):
   Interest and Dividend Income                                               150,873              240,509
   Interest Expense                                                        (1,653,047)            (791,920)
                                                                      ---------------      ---------------
      Net Other Income and Expenses                                        (1,502,174)            (551,411)
                                                                      ---------------      ---------------
LOSS BEFORE INCOME TAXES                                                   (3,836,231)          (1,827,791)

INCOME TAX BENEFIT                                                              8,000              292,880
                                                                      ---------------      ---------------

NET LOSS                                                              $    (3,828,231)     $    (1,534,911)
                                                                      ===============      ===============

BASIC AND DILUTED LOSS PER SHARE                                      $         (2.04)     $            --
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

NOTE 6 - CAPITAL STOCK

    At September 30, 1998 and December 31, 1997 the number of shares of common stock outstanding were 2,140,331 and 1,542,348, respectively.

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
===============================================================================
   Former holders of common stock and capital credit accounts of Dakota Cooperative Telecommunications, Inc. (the "Cooperative") are entitled to receive shares of common stock of the Company, without any further consideration, upon receipt by the Company of properly executed transmittal documents in acceptable form. If all such persons had satisfied the conditions to receive shares at September 30, 1998 and December 31, 1997, a total of 395,376 and 911,320 additional shares of the Company's common stock, respectively, would have been issued and outstanding as of those dates. Other capital includes that amount of stockholders' equity that would have been included in common stock if those shares had been issued and outstanding at September 30, 1998 and December 31, 1997.

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

    NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                              1998                1997
                                                                         --------------      -------------
CASH PAID (RECEIVED) FOR:
    Interest                                                             $    1,569,349      $     791,920
    Income Taxes                                                                (43,666)            18,883

NONCASH INVESTING AND FINANCING ACTIVITY:
    Acquisitions:
       Fair Value of Assets                                              $    1,252,941
       Liabilities                                                              110,771
                                                                         --------------
          Net Assets Acquired                                                 1,142,170
       Less Common Stock Issued for Acquisition                                 600,000
          Cash Acquired                                                           4,082
          Long-Term Debt Issued for Acquisition                                 250,000
                                                                         --------------
       Acquisition, Net of Cash Acquired                                 $      288,088
                                                                         ==============

          DAKOTA TELECOMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
===============================================================================

NOTE 8 - LOSS PER SHARE

    Basic and diluted loss per share as of September 30, 1998 was based on the average number of shares of common stock outstanding during the periods. Shares issued as a result of the reorganization were considered outstanding for the entire period. The number of shares used in the calculation was 2,129,323 and 1,874,509 for the three months and nine months ended
September 30, 1998.  No shares were outstanding as of September 30, 1997.

    Options, rights and warrants have not been considered in the computation of diluted loss per share since their effect would be anti-dilutive because of the net loss. If the 395,376 shares issuable at September 30, 1998 to former holders of Cooperative common stock and capital credit accounts upon satisfaction by such holders of conditions to issuance, which have not been issued as a result of the reorganization, were considered issued for the entire period, the loss per share would have been $1.53 for the nine months ended, and $.55 for the three months ended, September 30, 1998.

    If the 1,970,432 shares issuable at September 30, 1997 to former holders of Cooperative common stock and capital credit accounts upon satisfaction by such holders of conditions to issuance, which have not been issued as a result of the reorganization, were considered issued for the entire period, the basic and diluted loss per share would have been $(.35) for the three months and nine months ended September 30, 1997.

    Basic and diluted loss per share as of September 30, 1997 was computed by dividing the net loss of $(680,326) for only the period since the reorganization (July 21, 1997 to September 30, 1997) by the weighted average number of common shares issuable (1,970,432 shares) during the period since the reorganization adjusted for the two-for-one stock split. Shares issuable as a result of the reorganization were considered outstanding for the entire period. Net loss of $(854,585) for the period prior to the reorganization was not considered in the loss per share calculation.

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

     The Company's primary long-term lender is the RTFC, which provided the funds for the Company's 1997 and 1998 construction projects. On July 17, 1998, the RTFC agreed to additional long-term financing in the amount of $35,263,128. This financing is contingent on the Company raising an additional $20 million in equity. There can be no assurance that the Company will be able to raise such necessary equity. If the equity is not raised, the Company would be unable to finance its expansion plans and would likely stop its ongoing development activities and substantially reduce the size of its operations. In such an event, management believes that the Company's operations would return to positive operating cash flow within three months.

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

                                  DAKOTA TELECOMMUNICATIONS
                                    GROUP, INC.



Date: January 20, 1999        By  /S/ CRAIG A. ANDERSON
                                  Craig A. Anderson
                                  President and Chief Financial Officer
                                  (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)

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